Form 10KSB
period 1999-12-31
GO CALL INC
filed 2000-03-30
CIK 1059689

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

           /x/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-27509

                                  GO CALL, INC.
           (Name of Small Business Issue as specified in its charter)

          DELAWARE                                       65-0794980
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
        Incorporation)

  OFICENTRO EJECUTIVO LA SABANA, TORRE 6, PISA 2 (OFICINA LOBONEGRO), SAN JOSE,
                                   COSTA RICA
               (Address of Principal Executive Offices) (Zip Code)

                                 (506) 290-7587
               Registrant's Telephone Number, including Area Code

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.001

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes // No /x/

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB_.

     The Registrant generated revenues of $680,171 for the fiscal year ended December 31, 1999.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2000, was $20,199,458. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates." This assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

     As of March 21, 2000, the Registrant had outstanding 25,801,393 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

          Transitional Small Business Disclosure Format: Yes / / No /x/

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Go Call, Inc., a Delaware corporation (the "Company"), together with its wholly-owned subsidiaries, Go Cash, Inc., a Turks and Caicos corporation, and Go Call Canada, Inc., an Ontario (Canada) corporation, (collectively, the "Company") is principally a provider of services to businesses engaged in electronic commerce on the Internet ("E-commerce"). Such services include research and development of E-commerce technology, management, marketing and long-range planning.

         Go Call Canada, Inc., an Ontario corporation ("Go Call Canada"), is a wholly-owned subsidiary of the Company which is principally a provider of services to businesses engaged in "E-commerce, including services to online casinos. Such services include research and development of E-commerce technology, management, marketing and long-range planning.

         Go Cash, Inc., a Turks and Caicos corporation ("Go Cash") located in Costa Rica, is a wholly-owned subsidiary of the Company which performs all of the functions of the Company's business of providing turnkey management services to electronic casinos. These services are performed outside the United States. Go Cash's services include ongoing marketing of the casino's business and performing calculations, preparing the website graphical interface with the customer, managing secure electronic transfer of funds, administration of customer support service, continuous update of website and addition of new games. Certain specific services, such as processing of credit card transactions, are outsourced to unrelated third parties.

HISTORY OF THE COMPANY

         The Company was incorporated on March 1, 1994, as Omni Advantage, Inc., a Louisiana corporation. The Company formed a Delaware subsidiary, Go Call, Inc. ("Go Call"), and merged into such subsidiary on February 17, 1998. Go Phone Inc., an Ontario (Canada) corporation ("Go Phone"), was formed on August 10, 1995 and engaged in telecommunications business, including sale of long distance time, sale of prepaid telephone cards and operation of an Internet service provider for the Ontario market. Pursuant to an agreement effective February 24, 1998, the Company acquired all of the issued and outstanding shares of common stock of Go Phone in which the Go Phone shareholders received 5,906,175 shares of Go Call, which represented approximately seventy-two percent (72%) of the Company's issued and outstanding shares of Common Stock.

         Pursuant to a Stock Acquisition Agreement dated as of March 11, 1999, the Company acquired approximately 92% of the issued and outstanding common stock of Country Star Restaurants ("Country Star"), a Delaware corporation, from the three principal shareholders of Country Star in exchange for 4,552,751 shares of the Company's Common Stock, which represented twenty-three percent (23%) of all of the Company's issued and outstanding Common Stock. The Company announced its intention to the remaining shareholders of Country Star to merge

Country Star into the Company in exchange for shares of the Company's Common Stock. After assuming control of Country Star's operations, the Company advanced approximately $435,554 to Country Star in exchange for a promissory note secured by all of Country Star's assets. Management of the Company subsequently determined that the Company had not received complete disclosure of Country Star's operations and, pursuant to a repurchase agreement dated as of August 5, 1999, redeemed the 4,552,751 shares of its Common Stock for a cash payment of $728,440. The value of $728,440 or 16 cents per share was the payment negotiated between two non-arm's length parties. Mr. Rubin's party offered the price of $728,440 and the Company agreed. The Company paid the agreed amount and certificate number 3100/2 for 4,552,751 shares of the Company common stock was returned to the transfer agent, Interwest Transfer, and cancelled. As of August 19, 1999, Country Star and the Company agreed to terminate plans to merge the two companies and the Company announced its intention to dispose of its interest in Country Star. On December 23, 1999, the Company sold their 92% interest in Country Star Restaurants to Star Liquidation Company LLC, and received in return a note of $728,000, bearing interest at the rate of 5% per annum due in full in December 2004.

         Subsequent to the Calendar year end, the purchaser of Country Star Restaurants, Inc., Star Liquidation Company LLC filed a petition for bankruptcy of Country Star Restaurants, Inc. The note receivable from Star Liquidations bears prepayment rights that allows the Company an amount equal to 50% of the net proceeds of any asset sale involving any Star Liquidation asset, subject to Country Star Restaurant bankruptcy proceedings and/or the rights of creditors. There is no direct security for the principal amount of the note. Prior to the sale of Country Star Restaurant, Inc., the Company registered a general security agreement against all of the monetary and non-monetary assets of Country Star Restaurants as security for the advances made.

         In November 1999, Go Call Canada, Inc., the Canadian Subsidiary of the Company, sold all the assets of the Internet cafes including equipment and inventory. The Company received $40,000 in cash (Canadian) for assets with a net book value of $153,208(Canadian).

         In December 1999, the Company entered into an agreement to acquire an 80% interest in Sevada Holdings, Ltd IV, a limited partnership formed for the purpose of developing and selling real estate. As consideration for the investment, the Company contributed the hotel's real estate and furnishings in the Dominican Republic held by Go Call Canada, Inc. The assets contributed by the Company have been placed into escrow granting the Company the right to approve or disapprove of the sale of the property by the partnership. As of the date of this Annual Report on Form 10-KSB, the partnership has not begun developing the real estate.

         On December 23, 1999, the Company entered into an agreement with Hartcourt Companies, Inc. to issue 1,000,000 shares of its Preferred Stock (par value $5.00), convertible into 10 common shares for each preferred share, in exchange for specified share certificates in unrelated companies held by Hartcourt. As of the date of this Annual Report on Form 10-KSB, the share certificates have not been exchanged and the investment has not been valued and recorded.

         In March, 1999, the Company entered into an agreement with PageMaster Corporation ("PageMaster") under which PageMaster and the Company are engaging in a mutual promotion of their respective businesses. PageMaster provides pagers to the Company without cost as long as such pagers are marketed by the Company to persons who sign up for at least one year's pager service. The Company will distribute the pagers free of charge and will be entitled to run "string" advertisements on the pagers indefinitely. Such string ads will include information on odds on major sporting events, which are designed to stimulate interest in wagering on the Sports Book serviced by the Company. The decision was made by management during the 12/31/99 audit to cancel this contract and write off the deposit paid to PageMaster Corporation.


BUSINESS OF THE COMPANY

BUSINESS PLAN

         As of February, 1998, the principal business of the Company was the marketing of telecommunications services, a business which had been carried out by Go Phone. During the remainder of 1998, management of the Company explored a number of new business possibilities pursuant to its goal of exploiting its technological and marketing experience to expand into a variety of E-commerce businesses. Thus, while the Company intends to draw on its skills to provide services to a number of different companies engaged in E-commerce, there is no specifically targeted industry or business segment for such potential customers and co-venturers. The Company recognizes that to carry out its goal it will be necessary to enter into a number of E-commerce ventures long before they are proven to be successful and, therefore, that an essential element of its business plan involves entering into of a number of new businesses and, inevitably, the shelving of those which do not meet the Company's expectations. In addition, because of the need to act quickly, the Company will require a significant amount of outside financing to carry out its business plan. Only a small number of the E-commerce ventures entered into by the Company have shown enough revenue or promises of revenue for the Company to continue developing them. See "Description of Business - Competition."

         As of the date of this Annual Report on Form 10-KSB, the Company has two principal businesses, one active business and one in development. Its principal active business is providing services to unrelated Internet gaming businesses. Its principal business in development is Indexus, a sophisticated, constantly updated E-commerce "yellow pages" and a new e-commerce website being launched. In addition, the Company operates another business, which generates no significant revenue: Go Internet Kiosks, which are stand-alone, Internet-connected computers available to the public for a fee and which are intended to be located, among other locations, in convenience stores. In addition, the Company is operating GoBannerAd.com, which provides services to prepare and market Internet "banner" advertisements. This unit was scheduled to be sold, but management of the Company could not come to terms with the proposed buyer. As of the date of this Annual Report on Form 10-KSB the GoBannerAd.com business is pending a decision by management to seek another buyer, close the operation or pursue the business when sufficient capitalization is attained. As of the date of this Annual Report on Form 10-KSB, the gaming service business provides almost all of the Company's revenue; the technology for Go.Indexus is still in the development stage; and the Company has placed the Internet Kiosks and the Banner.Ad businesses on hold, pending entering into arrangements with joint venture partners to share the development and marketing responsibilities. The Company estimates that the Go.Indexus technology may require financing of approximately $1,225,000 and six months of development time to bring the technology to the point where it can be commercially marketable, of which no assurance can be given. No assurance can be given that any of the businesses other than that providing services to gaming companies will generate revenue to the Company or that the amount of revenue received by the Company from the provision of services to the gaming industry will be adequate to sustain operations.

BACKGROUND OF INTERNET BUSINESS

         The Internet has become an important medium for communication, news, entertainment and commerce. As a result, it is experiencing rapidly increasing public awareness, substantial growth and acceptance on a global scale. A 1998 report issued by the United States Department of Commerce estimated that the number of Internet users worldwide is expected to increase from approximately 100 million at year end 1997 to over 320 million by the year 2002. The same report projects even higher growth rates for traffic and electronic commerce. E-commerce is expected to increase from an estimated $8.6 billion in 1998 to approximately $23.3 billion in 2001. In addition, this growth is being driven by rapid technological advances such as the installation of more secure networks, the introduction of better and higher performance Internet access options and the improvement of PCs, as well as the increased penetration of PCs in both the home and the workplace.

         One of the basic growth factors of the Internet is its ability to deliver information in ways that are not possible using traditional media sources such as broadcast or print media. Unlike these traditional sources the Internet is capable of combining textual, graphical, streamed audio and streamed video formats in a dynamic, interactive and real-time environment. This has created new programming and content delivery opportunities that are not only capturing the interest of the general public but also shifting user preferences away from traditional news and entertainment sources.

         A second growth factor of the Internet is the fact that it is rapidly becoming a powerful and credible new commerce channel. The Internet has already had a significant impact on consumer and business transactions in a broad range of industries, including financial services, particularly online securities trading, and numerous consumer product sectors. Individuals are showing increasingly strong preferences to consummate transactions online rather than via traditional means such as over the phone or in person.

         The Company believes that because of the Internet we will see a profound difference in the way both businesses and individuals engage in trade, and consumers will use various applications of E-commerce trading in their everyday activities, from grocery shopping to stock trading, booking travel, obtaining home loans, buying a new car, from telephone calls to interactive videoconferencing in their own homes.

         Most E-commerce businesses exploit the interactive nature and the instantaneous communications of the Internet to bypass the relative inefficiencies of existing marketing methods. Thus, for example, a resident of the United Kingdom can engage in online gaming from the privacy of his home, without the necessity of traveling to the site of a casino. At present, there may be thousands of businesses seeking means to market their products and services over the Internet. It is the Company's goal to identify a handful of E-commerce businesses, either in the planning or start-up stage, which it perceives have a reasonable chance for success and which can benefit from some of the skills and assets which the Company has to offer.

THE COMPANY'S SERVICE BUSINESS TO OFFSHORE GAMING BUSINESSES

         The Company does not own any casinos and does not accept or place any wagers; rather, Go Cash provides services to online casinos owned by unrelated third parties which are located and incorporated outside the United States. The casino service business commenced in the last four months of 1998. For the calendar year of 1999, the Company processed approximately $62 million in gross wagers, which generated approximately $1.5 million in gross revenue to the Company. The Company provides these services on an ongoing basis to three unrelated foreign companies which own and operate online gaming businesses. The Company services the gaming operations owned by GoCasino.com and ImperialDragonCasino.com, including purchasing or leasing the necessary software to manage the business. The Company's services include ongoing marketing of the casino's business, performing calculations and determining odds, preparing the website graphical interface with the customer, managing secure electronic transfer of funds, administration of customer support service, continuous update of website and addition of new games. The processing of the wagering transactions for GoCasino.com and Imperial Dragon Casino.com is performed outside the United States by its subsidiary Go Cash. Certain specific services, such as processing of credit card transactions, are outsourced to unrelated third parties.

         The Company began its casino service operation in September, 1998, with GoCasino.com, an Antigua corporation. In August, 1999, the Company began providing services to ImperialDragonCasino.com, an Antigua corporation, which intends to exploit markets in Asia.

         At the beginning of November, 1999, the Company launched its business of providing services to an unaffiliated third party sports wagering company ("Sports Book") in which customers can place bets on major sports events and can designate a charitable organization to receive an amount equal to 10% of such customer's losses. Although the Company's experience in servicing its existing casino customers should be a significant advantage in servicing the sports book, there are important differences. In general, casino games involve a long-term percentage which works against the player and generates steady profits from operations for the casino. With rare exceptions, this advantage should provide a stable and predictable profit to the casino. In sports betting, there is a theoretical percentage which represents the advantage a bookmaker would have if the odds guaranteed a constant commission regardless of the outcome. Thus, a player might wager $11 to win $10. While the profit margin may be greater in sports wagering than in casino games, no assurance can be given that any sports book, including one which has contracted with the Company, will generate gross profits from operations, and, if not, the Company would receive no revenue for its services.

INDEXUS

         The Company is developing software for an Internet "yellow pages" which enables companies to provide instantly updated information on their services and products prices to potential customers. Current search-engine based directories are incapable of such instantaneous updating and, in the opinion of management, are far less useful to companies and consumers alike. The Company intends to charge participating companies a flat annual fee for listing in the searchable directory. In addition, the Company intends to sell banner advertisements on the search engine website. The Company estimates that the development and marketing of Indexus will require approximately five months more work and an expenditure of approximately $1,225,000. No assurance can be given that the development will result in a commercially viable system or that, if it does, the Company will receive revenue from exploitation of Indexus.

         In March 2000, Indexus launched its new e-commerce web site, www.eslmaster.com, that will market a complete line of English language instruction products. The site will allow users to download MP3 files, for a small fee, to their PC's and then transfer them to their MP3 players. Once downloaded, these captioned audio files will display text simultaneously with the audio play-back, without the need for a PC and without having to log onto the Internet. The technology was developed by Korea Media and licensed on a worldwide basis to Indexus. There can be no assurance that any revenues will be generated by this web site or that it will be profitable.

CARIBBEAN RESORT

         On November 30, 1997, the Company acquired a hotel property ("Resort Property") in the Dominican Republic for 3,360,000 shares of Common Stock of Go Phone, which constituted approximately 18% of the issued and outstanding Common Stock of Go Phone. This hotel property, named Margaritta Villas, has twenty-one rooms, a swimming pool, a lounge with satellite television, two bars, and a restaurant. All required government permits and approvals that are required to operate the resort were obtained. As previously discussed in the History of the Company, in 1999 the Company contributed the Resort Property to Sevada Holdings, Ltd. IV, a limited partnership. As consideration the Company received 80% of the interest of the limited partnership. The Company does however retain the approval authority on all expenditures over $1000.00, so the transaction was treated as a general partnership and consolidated in the records at 12/31/99. The hotel operations were not generating positive cash flows for the Company. As of December 31, 1999, the Company had reported a loss from the hotel totaling $8,322.

OTHER OPERATIONS

         The following two businesses, which involve little activity and virtually no revenue to the Company, are either being phased out or have been placed on hold pending a decision by management whether or not to expend resources to develop them or sell.

INTERNET KIOSKS

         Internet Kiosks are stand-alone computer stations, much like public telephones, where a consumer can log on to the Internet and send and receive e-mail. These are intended to be placed in high traffic areas, such as convenience stores and airports. The Company is beta testing these kiosks and is considering different methods of marketing them.

INTERNET BANNER SWAP ADVERTISEMENTS

         The Company engages in swap advertising on the Internet, wherein the Company provides free banner advertising on the websites marketed by the Company in exchange for free banner ads on websites operated by third parties. As disclosed in the exhibits , this division was sold under a contract dated August 16, 1999 to an unaffiliated third party, but this sale did not close. The purchaser demanded delivery of the division and closing of the transaction, but later signed an agreement terminating the sales agreement. The Company continues to own the banner ad business.

YEAR 2000

         The Year 2000 ("Y2K") risk is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the Y2K. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Y2K requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         Based on an internal assessment, the Company believes that its software programs, either leased or purchased from outside vendors, are Y2K compliant. The Company began assessing its state of Y2K readiness during late 1998. This included reviewing the Y2K compliance of third-party software vendors and of those companies which perform critical services for the Company, including credit card processing of wagering transactions. As of the date of this filing, the Company has not experienced nor anticipates any complications related to Y2K.

         As of the date of this Registration Statement, the Company has incurred minimal costs in identifying and evaluating Y2K compliance issues. Most of the Company's expenses have related to the operating costs associated with time spent by employees in the evaluation of Y2K compliance matters.

INTELLECTUAL PROPERTY

         In developing credit card transaction logistics for GoCasino.com and ImperialDragonCasino.com, both Antigua corporations, Go Cash purchased or leased publicly available software technologies from unrelated third parties and then combined such software into systems of its own design. Management of the Company believes that its application of such software provides the Company with a competitive advantage over other companies in the same business. For example, winners of wagers on GoCasino.com and ImperialDragonCasino.com receive credits to their account automatically and instantaneously for their winnings. Many other casino systems require some human intervention before such winnings are credited. Although the Company has no proprietary interest in the component elements of the Company's technology, the method of combining such software does constitute a valuable trade secret which could take time for a competitor to replicate. If a well-financed competitor were able to reproduce the Company software application system, it could have an adverse effect on the Company's competitive position in the short run.

SALES AND MARKETING

         The marketing goals of the Company are to expand the already created and operating business of servicing online wagering businesses and to seek other opportunities for new E-commerce businesses. The Company has focused on identifying existing and potential owners of online wagering businesses, that may not be in a position to handle all of the service and funds transfer problems of these businesses and want to outsource their operations and not assume the significant overhead associated with such business.

         Because the Company is experienced in all aspects of servicing online wagering operations, management intends to concentrate its marketing on groups of individuals and companies who wish to expand or to enter the Internet wagering industry but who do not have sufficient experience or technological resources for such steps. Management believes that its current strategy of concentration on: (i) the exploitation of this niche market consisting of small to medium-sized wagering businesses that have not achieved adequate economy of scale to operate their own in-house programs and systems; and (ii) the provision of personalized customer-service will fuel its expansion in this growing industry. However, no assurance to this effect can be given.

COMPETITION

         The E-commerce industry in which the Company's business operates is highly competitive. A great many companies are actively exploiting the perceived opportunities in Internet-based businesses, including the businesses in which the company is engaged. Some of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company has or will have in the foreseeable future. The Company's ability to compete effectively may also depend on the availability of capital. Many of the Company's competitors have access to significantly greater capital and management resources then does the Company.

         The Company believes that the key to establishing and maintaining a competitive position in the E-commerce business will be the ability to identify new E-commerce businesses which have a good chance of success, to apply the Company's skills in software applications for managing and servicing such businesses and in marketing such businesses and to do all of this before other companies perceive the same business opportunity. Thus, the key to the company's competitive position may be its ability to act quickly. This, in turn, will require capital resources to enable the Company to seize opportunities before its competitors. The Company will have to obtain outside financing for such resources, for which no assurance can be given. See "Business - Capital Requirements."

EMPLOYEES

         As of March 14, 2000 the Company had 3 full-time employees, consisting of 2 management persons and 1 staff person. The staff person works principally at the Company's Costa Rica operation. Except for the chief executive officer, the Company relies on outside consultants to perform substantially all the administrative and management functions of the Company; at present the Company has 7 outside consultants for these purposes. The Company considers its employee relationships to be satisfactory. None of the Company's employees is a member of any labor union and the Company has never experienced any business interruption as a result of any labor disputes.

REGULATION OF INTERNET WAGERING

         Although the Company provides services to GoCasino.com and ImperialDragonCasino.com, it does not own any gaming establishments. The headquarters and service operations of Go Cash are all located and carried out outside the United States. Gaming activities carried out by other companies which either are or are perceived to be located in the United States are subject to extensive statutory and regulatory control by both state and federal authorities, and are likely to be significantly affected by any changes in the political climate and economic and regulatory policies. Such changes may have a material adverse impact on the business of the casinos with which the Company does business and, therefore, with the business of the Company itself.

         Management of the Company believes that the Company's activities conform to those gaming laws and regulations as currently applied, although no assurance can be given to that effect, especially since there is very little clear statutory and case law authority. Like other companies involved with gaming business, the Company may face the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company's interpretation of the applicable laws. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties.

         The Company intends to comply with all applicable laws and regulations, including the proposed Kyl bill, if enacted, and will monitor proposed regulations and legislation that would affect its business. The Kyl bill is a potential amendment to the interstate wire act of 1961, that expands prohibition of sports betting over phone lines to all types of gambling and electronic communications, with only a few narrow exceptions. The bill focus is to penalize gambling operators, not players nor internet service providers. As stated on March 9, 2000, by Bartlett D. Cleland , Director of the Center for Technology Freedom, in his testimony at the House Judiciary Committee hearing on the bill, "the justice department will not be able to reach sites operating in foreign countries-especially those operating with the blessing of foreign governments that license their activities." Cleland also noted, "nearly fifty countries now license and regulate internet gaming."

         International expansion of the Go Cash's business, including in particular the Asian market serviced by ImperialDragonCasino.com may be subject to regulation in those countries in which it is made available. The Company believes that the casinos set up and serviced by the Company can operate, or license technology, in numerous jurisdictions that allow telephone and account wagering, such as Canada, Mexico, the United Kingdom, Australia, and Hong Kong. However, the Company may not be able to obtain the approvals necessary to market its services in such jurisdictions. At the present time, management is having legal counsel review the necessity for the Company obtaining any government approvals. Management does not believe such approvals are necessary, since the Company is not actually a casino. However, if such licenses are determined to be necessary, the Company will do everything it can to comply with such requirements.

                                  RISK FACTORS

         THE SECURITIES ISSUED BY THE COMPANY ARE HIGHLY SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK AND SUBSTANTIAL DILUTION. AN INVESTMENT IN THESE SECURITIES SHOULD BE MADE ONLY BY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT. IN ADDITION TO THE FACTORS SET FORTH ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, PROSPECTIVE INVESTORS SHOULD GIVE CAREFUL CONSIDERATION TO THE FOLLOWING RISK FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS BEFORE PURCHASING ANY SUCH SECURITIES.

         THIS ANNUAL REPORT ON FORM 10-KSB MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

         HIGH-RISK BUSINESS. The Company's business involves identifying and exploiting E-commerce business opportunities in a manner that is more efficient and more timely than its competitors. Thus, the success of the Company depends in significant part on the ability of its management to make critical judgments as to which potential E-commerce businesses have the potential to be successful and present an opportunity for the Company to employ its skills and assets to participate therein. Such judgments are difficult and involve taking significant risks. Even where an E-commerce business proves initially to be successful, the Company must make additional critical judgments to maintain market position in an extremely competitive environment. Since February, 1998, the Company has engaged in a number of different potential businesses, only one, the gaming service, has generated significant revenue to the Company and many of the other businesses are dormant or closed. Although the revenue generated from Go Cash's gaming service business has increased revenue since September, 1998, management has had to make constant changes and new capital investments to maintain that growth. As of the date of this Annual Report on Form 10-KSB, management intends to expand its credit card logistics service business to other businesses, including bingo and wagering on sports events. No assurance can be given that the Company's decisions will prove correct often enough to maintain and build its E-commerce business. See "Description of Business - Business of the Company
- Business Plan."

         LACK OF PROFITABILITY AND HISTORY OF LOSSES; GOING CONCERN QUALIFICATION. The Company incurred losses of $3,609,715, $859,464 and $991,259 for the fiscal years ended December 31, 1999, 1998 and 1997. In The auditor's report for the fiscal year ended December 31,1999, the report states that, "the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.". The Company expects to continue to incur operating losses over at least the next twelve months as it continues to devote significant financial resources to development activities and as the Company expands its operations generally. In 1997, 1998 and 1999, the Company has been financing its cash flow needs through the sale of its Common Stock, and no assurance can be given that the Company will be able to continue. In order to achieve profitability, the Company will have to identify and exploit E-commerce ventures which are accepted on a commercial basis, and no assurance can be given that the Company will be able to accomplish this goal or, even if it does, that the Company will operate profitably in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business" and "Financial Statements."

         NEED TO ENGAGE IN A NUMBER OF VENTURES. The Company's business assets consist of its technological and marketing skills as applied to E-commerce operations. In order to exploit these assets pursuant to the Company's business plan, the Company will have to enter into a number of different E-commerce ventures long before such ventures are proven to be successful. Inevitably, a number of such ventures will not be successful and will have to be shelved by the Company. No assurance can be given that the Company will be able to enter into enough successful ventures to offset the losses on the unsuccessful ventures. See "Description of Business - Business Plan."

         NEED FOR ADDITIONAL FINANCING. The Company's business plan requires it to expand its business operations continuously to exploit new E-commerce opportunities before competitors can do so, which will require significant financing. To carry out the Company's business plan, it will require approximately $5,000,000, including $1,225,000 for the Indexus project alone, over the next twelve months, which will have to come from outside sources. There can be no assurance that the Company will be able to obtain such outside financing on terms acceptable to the Company, or at all. Failure to obtain such financing could have a material adverse effect on the Company's operations. See "Management's Discussion and Analysis or Plan of Operation."

         COMPETITION. The Company faces competition from a wide variety of businesses engaged in E-commerce ventures. Some of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company has or will have in the foreseeable future. Many of the Company's competitors have access to significantly greater capital and management resources than the Company. In addition, the advantages of E-commerce, from the Company's point of view, also present serious competitive challenges. Competitors can arise in any part of the world and may be able to take advantage of lower costs and fees to operate their businesses. There can be no assurance that the Company will be competitive with larger or more efficient E-commerce service companies in the future. See "Description of Business--Competition."

         DIFFICULTY OF MAINTAINING TECHNOLOGICAL POSITION The Company's performance depends on its ability to develop, license or acquire new technologies to enhance its existing services in a time effective manner. The Company may not be able to maintain its competitive technological position against current and potential competitors, especially those with greater financial resources. The Company relies on its application of software technology to give it a competitive advantage. Such software is not currently protected by patents or copyrights. The Company's main technological advantage over potential competitors is its software lead-time in the market and the Company's experience in operating a wagering business. Therefore, if competitors introduce new products and services which are based on the Company's application of software, the Company may have little recourse and its business could be adversely affected. See "Description of Business - Intellectual Property" and "Description of Business -Competition."

         RELIANCE ON CONSULTANTS FOR THE COMPANY'S SERVICES. As of March 14, 2000 the Company had 3 full-time employees, consisting of 2 management persons and 1 staff person. The staff person works principally at the Company's Costa Rica operation. Except for the chief executive officer, the Company relies on outside consultants to perform substantially all the administrative and management functions of the Company. Management intends to rely on such consultants in the future. None of these consultants has a long-term agreement with the Company, and no assurance can be given that such consultants will continue working with the Company. See "Description of Business-Employees."

         RISKS OF CASINO GAMING - GOVERNMENT REGULATION. Even though Go Cash's service business does not operate in the United States, various federal and state statutes and regulations could have a direct and material adverse effect on the Company's business and indirectly could have a material adverse effect on the public's demand for the Company's services. Gaming activities are subject to extensive statutory and regulatory regulation by both state and federal authorities, and are likely to be significantly affected by any changes in the political climate and changes in economic and regulatory policies. One example is a claim by a credit card holder of nonresponsibility for credit card obligations under a theory that such obligations are gambling debts and the cardholder is resident in a jurisdiction where such debts may not be legally collected. Management of the Company believes that the legal position of such a claim is without merit. However, no assurance can be given to that effect. In the event that such claims result in a widespread refusal of credit card issuers to process online wagering transactions, there could be a contraction in the market for online wagering, which could have a material adverse effect on the Company's business. The policy of the Company is not to contest such chargebacks, but based on its experience, the matter is financially immaterial. See "Description of Business - Regulation of Internet Wagering."

         NO INDEPENDENT DIRECTORS. The Board of Directors consists of two directors, neither of whom is independent. Although all directors are required to act in the best interests of the Company and its stockholders, directors not employed by the Company may be able to more independently assess certain key areas, such as compensation of management as it relates to operations and progress of the Company, and reviewing accounting issues, including the scope and adequacy of internal control procedures, and recommending independent auditors to serve the Company. The Company has no compensation committee. Independent directors also aid in avoiding conflicts of interest that exist by virtue of affiliation with the Company. Management has undertaken to appoint independent directors to the Board at such time as qualified candidates are available. There can be no assurance that such candidates will be available. See "Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act."

         LIMITED PUBLIC MARKET FOR COMMON STOCK. There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions. See "Market for Common Equity and Related Stockholder Matters."

         DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's Common Stock is currently listed for trading in the over-the-counter market on the National Quotation Bureau in the what are commonly known as the "pink sheets," which is generally considered to be less efficient than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, the Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. See "Market for Common Equity and Related Shareholder Matters."

         POTENTIAL ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. The Company's Certificate of Incorporation includes certain provisions which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. These provisions include certain super-majority requirements for the amendment of the Company's Certificate of Incorporation and Bylaws. Such provisions are often referred to as "anti-takeover" provisions. The inclusion of such "anti-takeover" provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests. See "Market for Common Equity and Related Stockholder Matters."

         FUTURE ISSUANCES OF PREFERRED STOCK. The Company's Certificate of Incorporation, as amended, authorizes the issuance of preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. In the event of the issuance of additional series of preferred stock, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. See "Market for Common Equity and Related Stockholder Matters."

         LACK OF DIVIDENDS ON COMMON STOCK. As of the date of this Annual Report on Form 10-KSB, the Company has paid no dividends on its Common Stock to date and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. See "Market for Common Equity and Related Stockholder Matters."

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company has recently moved its principal administrative, data and marketing facilities to offices in San Jose, Costa Rica, for which the Company is paying rent of approximately US $1,500 with the lease to expire on December 31, 2000. The Company's lease in Cambridge has been assumed by a new tenant, an unrelated third party. The assumption has been consented to by the landlord. The Company has been released by the landlord from any further obligations under such lease. The Company owns and operates a resort hotel in the Dominican Republic which is debt-free.

ITEM 3. LEGAL PROCEEDINGS.

         Harvey Productions, Inc. vs. Michael Ruge and Go Call, Inc., Los Angeles County Superior Court Case No. Sc 054315. Harvey Productions approached GoCall, Inc. regarding Harvey producing a video for GoCall to be shown on cable television to promote awareness of the Company. Harvey never delivered the video, so GoCall, Inc. did not pay Harvey Productions' invoice. A Complaint was filed against the Company and Michael Ruge, Chief Executive Officer of the Company on or about September 23, 1998, claiming $75,000 in damages with respect to an alleged contract for television production services and distribution of a syndicated television program. The Complaint alleges breach of contract, fraud and deceit, common count, open book account and account stated. The Complaint includes a prayer for special damages according to proof, general damages according to proof, attorney's fees according to proof, costs of suit, punitive damages and interest. The Complaint also alleges that the Company is the alter ego of Mr. Ruge. The Company and Ruge have filed an Answer denying liability and raising affirmative defenses. The Company and Mr. Ruge deny liability to Plaintiff and contend that Plaintiff breached its obligations to the Company and failed to deliver the program to the Company on a timely basis as agreed. The Company contends it suffered damages as a result thereof. The Company intends to defend this matter vigorously. The trial and other related court dates have been rescheduled or continued several times by both parties. On the last trial date of November 30, 1999, Harvey's representative convinced the court to reschedule the trial to April 3, 2000.

         Except as set forth above, the Company knows of no material legal actions, pending or threatened, or judgment entered against the Company or any executive officer or director of the Company, in his capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Registrant did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1999, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock") and 2,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of December 31, 1999, there were issued and outstanding 22,741,909 shares of Common Stock and options to purchase 17,228,311 shares of Common Stock.

         The Company's Common Stock is listed for trading in the over-the-counter market and was quoted on the NASD Bulletin Board under the symbol "GOCA." As the result of the late filing of the Form 10-SB, on December 2, 1999, the stock was moved to the National Quotation Bureau, in what are commonly known as the "pink sheets." The Company's Common Stock has a very limited trading history and has been quoted on the Bulletin Board only during the period from April 19, 1999 to December 1, 1999. The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                   CLOSING BID                CLOSING ASKED
                                   -----------                -------------
                                HIGH          LOW          HIGH          LOW
                                ----          ---          ----          ---
Year Ended December 31, 1998

1st Quarter (1)                 1.125         0.25         3.125         1
2nd Quarter                     1.0625        0.21875      2             0.28125
3rd Quarter                     0.50          0.14         0.5625        0.23
4th Quarter                     0.9375        0.3125       1             0.46875

Year Ending December 31, 1999

1st Quarter                     2.375         0.46         2.50          0.53125
2nd Quarter                     2.40625       1.4375       2.5625        1.50
3rd Quarter                     1.875         0.71875      2             0.8125
4th Quarter                     1.03125        .31         1.09375        .375
--------------------

1.       From February 10, 1998 through March 31, 1998.

         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on March 27, 2000, were approximately $.85 and $.89, respectively.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

         The transfer agent for the Company is Interwest Transfer Company, 1981 East South, #100, Salt Lake City, Utah 84117, telephone 801-272-9294.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Annual Report on Form 10-KSB, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include the factors disclosed in the "Risk Factors" section of this Annual Report on Form 10-KSB, which readers of this Annual Report should consider carefully.

         OVERVIEW OF PRESENTATION. The Company entered into an Agreement with Go Phone Inc., an Ontario (Canada) corporation ("Go Phone"), dated as of February 23, 1998 (the "Reorganization Agreement"), pursuant to which the Company issued 5,906,175 shares of Common Stock to the former stockholders of Go Phone in exchange for 100% of the issued and outstanding capital stock of Go Phone. In connection with the Reorganization Agreement, Go Phone merged into a wholly-owned subsidiary of the Company, known as Omni Advantage Canada Limited, an Ontario (Canada) corporation, which subsequently changed its name to Go Call Canada, Inc. ("Go Call Canada").

         Go Call Canada, Inc., an Ontario corporation ("Go Call Canada"), is a wholly-owned subsidiary of the Company which is principally a provider of services to businesses engaged in electronic commerce ("E-commerce") on the Internet, including services to online casinos. Such services include research and development of E-commerce technology, management, marketing and long-range planning.

         Go Cash, Inc., a Turks and Caicos corporation ("Go Cash"), is a wholly-owned subsidiary of the Company which performs all of the functions of the Company's business of providing turnkey management services to electronic casinos. These services are performed outside the United States. Go Cash's services include ongoing marketing of the casino's business and performing calculations, preparing the website graphical interface with the customer, managing secure electronic transfer of funds, administration of customer support service, continuous update of website and addition of new games. Certain specific services, such as processing of credit card transactions, are outsourced to unrelated third parties.

         Country Star Restaurants, Inc., a Delaware corporation ("Country Star") operated a country music theme restaurant in Southern California. Pursuant to a Stock Acquisition Agreement dated as of March 11, 1999, the Company acquired approximately 92% of the issued and outstanding common stock of Country Star from the three principal shareholders of Country Star in exchange for 4,552,751 shares of the Company's Common Stock, which represented twenty-three percent (23%) of all of the Company's issued and outstanding Common Stock. After the Company assumed control of Country Star's operations, the Company advanced approximately $435,554 to Country Star in exchange for a promissory note secured by all of Country Star's assets. Management of the Company subsequently determined that the Company had not received complete disclosure of Country Star's operations and, pursuant to a Repurchase Agreement, dated as of August 5, 1999, redeemed the 4,552,751 shares of its Common Stock for a cash payment of $728,440. The value of $728,440 or 16 cents per share was the payment negotiated between two non-arm's length parties. Mr. Rubin's party offered the price of $728,440 and the Company agreed. The Company paid the agreed amount and certificate number 3100/2 for 4,552,751 shares of the Company common stock was returned to the transfer agent, Interwest Transfer, and cancelled. As of August 19, 1999, Country Star and the Company agreed to terminate plans to merge the two companies and the Company announced its intention to dispose of its interest in Country Star. On December 23, 1999, the Company sold their 92% interest in Country Star Restaurants to Star Liquidation Company LLC, and received in return a note of $728,000, bearing interest at the rate of 5% per annum due in full in December 2004.

         Subsequent to the Calendar year end, the purchaser of Country Star Restaurants, Inc., Star Liquidation Company LLC filed a petition for bankruptcy of Country Star Restaurants, Inc. The note receivable from Star Liquidations bears prepayment rights that allows the Company an amount equal to 50% of the net proceeds of any asset sale involving any Star Liquidation asset, subject to Country Star Restaurant bankruptcy proceedings and/or the rights of creditors. There is no direct security for the principal amount of the note. Prior to the sale of Country Star Restaurant, Inc., the Company registered a general security agreement against all of the monetary and non-monetary assets of Country Star Restaurants as security for the advances made.

         On February 1, 1998, the Company's stockholders approved a reverse split of the issued and outstanding shares of Common Stock, in connection with the transactions contemplated by the Reorganization Agreement with Go Phone, which resulted in the decrease of the issued and outstanding shares from 11,812,350 to 5,906,175 shares, as of such date.

         The consolidated financial statements of the Company, included elsewhere in this Annual Report on Form 10-KSB, have been presented, for accounting purposes, as a recapitalization of Go Call Canada, with Go Call Canada as the acquirer. Further, the consolidated financial statements reflect the operations of Go Cash, commencing from its inception on July 1, 1999. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of Go Call Canada and the combined operations of the parent holding company, Go Call Inc., a Delaware corporation, and Go Call Canada following the completion of the Reorganization Agreement, and of Go Cash following July 1, 1999. See "Liquidity and Capital Resources." The Company incurred losses of $3,609,715, $859,464 and $991,259 for the fiscal years ended December 31, 1999, 1998 and 1997. In The auditor's report for the fiscal year ended December 31,1999, the report states that, "the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern." The Company expects to continue to incur operating losses over at least the next twelve months as it continues to devote significant financial resources to development activities and as the Company expands its operations generally. In 1997, 1998 and 1999, the Company has been financing its cash flow needs through the sale of its Common Stock, and no assurance can be given that the Company will be able to continue. In order to achieve profitability, the Company will have to identify and exploit E-commerce ventures which are accepted on a commercial basis, and no assurance can be given that the Company will be able to accomplish this goal or, even if it does, that the Company will operate profitably in the future.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 . Total revenues for the year ended December 31, 1999 decreased approximately 26% to 680,171 from $914,805 for the year ended December 31, 1998. Total revenues principally include: (i) revenues generated from wagers processed, net of payouts, from the Company's E-commerce casino gaming processing business operations, and (ii) revenues related to the Company's telecommunications products and services.

         E-commerce gaming processing revenues during the year ended December 31, 1999 increased to $613,830 from $81,677 from year ended December 31, 1998. This increase primarily related to the continued development and marketing of the Company's E-commerce gaming processing business since September, 1998.

         Revenues related to the Company's telecommunications products and services during the year ended December 31, 1998 increased 115% to $833,128 from $387,318 during the year ended December 31, 1997. This increase primarily related to increased revenues from the Company's phone card business prior to the sale of that business segment by the Company in October, 1998. The Company sold their telecommunications business during the calendar year ended December 31, 1999.

         Total operating expenses during the year ended December 31, 1999 increased 141% from December 31, 1998. Total operating expenses principally include: (i) direct expenses, (ii) interest expense, (iii) general and administrative expenses, and (iv) amortization expenses, as follows:

         Direct expenses during the year ended December 31, 1999 decreased 57% to $247,910 from $578,489 at December 31, 1998. This 1999 decrease primarily resulted from the closure of the telecommunication and internet cafe operations.

         Interest expenses during the year ended December 31, 1999 decreased to a negligible amount from December 31, 1998. This decrease primarily relates to the conversion of the shareholder debt to preferred stock. See "Liquidity and Capital Resources."

         General and administrative expenses during the year ended December 31, 1999 increased 249% to $3,856,284 from $1,103,817 at December 31, 1998 This increase related to increases in costs of advertising, internal software development, travel and vehicle expenses, commissions and wages, dues and license fees, and professional and consulting fees.

         In addition, amortization and depreciation expenses during the year ended December 31, 1999 increased 118% to $175,784 from $80,789 at December 31, 1998. The increase related to the amortization of certain computer software acquired by the company in 1999 and written off in compliance with the company's restated accounting policies to be in accordance with generally accepted accounting principals.

         As a result of the foregoing, the Company generated a net loss of $859,464 during the year ended December 31, 1998. The Company generated a net loss of $3,609,715 during the year ended December 31, 1999. See "Liquidity and Capital Resources."

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1998, the ratio of current assets to current liabilities was .77 to 1 as compared to 0.21 to 1 at December 31, 1997. At December 31, 1999, the ratio of current assets to current liabilities was .55 to 1.

         The Company's cash flow needs for the years ended December 31, 1999, 1998 and 1997, were primarily provided from operations, stockholder loans and financings related to sales of the Company's securities.

         In 1998, the Company received gross proceeds of $653,919 from the sale of an aggregate of 2,127,167 shares of Common Stock. During the twelve (12) months ended December 31, 1999, the Company received gross proceeds of $1,514,634 from the sale of an aggregate of 2,993,953 shares of Common Stock.

         Cash and cash equivalents were $42,962, as of December 31, 1998. Cash and cash equivalents were $79,424, as of December 31, 1999. The increase from December 31, 1998 was primarily attributable to the sale of $1,514,634 of the Company's securities.

         As of December 31, 1999 the Company had $94,456 of long term borrowings which represented non-interest bearing advances received from employees, without specific terms of repayment. As of December 31, 1998, the Company had long-term borrowings of $228,791 from management and shareholders.

         As of December 31, 1998, the Company had short-term borrowings in the aggregate amount of $190,759. As of December 31, 1999, the Company had short-term borrowings in the aggregate amount of $1,139,020, consisting principally of payables to vendors and obligations to stockholders. The increase/decrease in short-term borrowings from December 31, 1998 was primarily attributable to additional payables to vendors, increased player deposits, and advances received from employees.

         At December 31, 1999, the Company had loans payable to Kevin Gilbert, an ex-employee of the Company, in the amount of $233,611, and $94,456 loans from other employees that are non-interest bearing. As of December 31, 1999, the Company was owed $356,681 in subscription receivable, $125,000 is due from ACS Financial Inc., $125,000 is due from Madison Holding, Inc., $55,597 from Penner, and $51,084 from Eldon Richardson.

         Net cash used in operating activities was $1,263,617 and $765,177 for the years ended December 31, 1999 and 1998, respectively. Net Cash used in operations during the year ended December 31, 1999 primarily consisted of net loss from operations, increase in deposit receivable, services paid by the issuance of Common Stock and increase in accounts payable. Net cash used in operations during the year ended December 31, 1998 primarily consisted of net loss from operations and increases in accounts receivable, prepaid expenses and inventory, offset by amortization, services paid by the issuance of Common Stock and increases in accounts payable and accrued charges.

         Net cash used in investing activities was $806,633 and $104,022 for the years ended December 31, 1999, and 1998, respectively. In the year ended December 31, 1999, the Company utilized $728,440 to purchase Country Star Restaurants, Inc. and $78,193 was utilized to purchase certain assets, including Computers and software. As of December 31, 1999 the Company had advanced to Country Star Restaurant, Inc. $435,554 as part of a signed security and pledge agreement in support of a credit line agreement and secured promissory note, which has been duly registered. The agreement provides that the Company will make available a line of credit to Country Star Restaurant for working capital. All advances made to Country Star Restaurants by the Company are secured and were due on December 31, 1999. In the year ended December 31, 1998, the Company utilized $97,355 to purchase certain capital assets, including computer equipment, furniture and restaurant equipment for the hotel, and to make renovations to the hotel property, and utilized $6,667 to purchase certain intangible assets, including software and distribution rights.

         Net cash provided by financing activities was $2,109,426 and $1,007,157 for the years ended December 31, 1999 and 1998, respectively. In the year ended December 31, 1999, the Company received $1,030,346 from shareholders loans and $1,514,634 from the issuance of Common Stock; $435,554 of this net cash was advanced to Country Star Restaurants, Inc. In the year ended December 31, 1998, the Company received proceeds of $614,319 from the issuance of Common Stock, $250,000 from the issuance of convertible debt securities, $142,838 from the proceeds of loans from stockholders of the Company, including $88,000 from Michael Ruge, and $58,000 from Donald Fultz, and was owed $42,000 related to a Common Stock subscription receivable.

         THE COMPANY HAS HISTORICALLY FINANCED ITS OPERATIONS THROUGH WORKING CAPITAL PROVIDED BY OPERATIONS, LOANS AND THE PRIVATE PLACEMENT OF EQUITY AND DEBT SECURITIES. THE COMPANY'S BUSINESS PLAN CONTEMPLATES CONTINUED EXPANSION OF OPERATIONS. THE COMPANY'S ABILITY TO MAINTAIN AND EXPAND OPERATIONS IS CURRENTLY DEPENDENT ON FINANCING FROM EXTERNAL SOURCES. THERE CAN BE NO ASSURANCES THAT ADDITIONAL CAPITAL WILL BE AVAILABLE ON TERMS FAVORABLE TO THE COMPANY OR AT ALL, THAT THE COMPANY WILL BE ABLE TO GENERATE BUSINESS SOURCES TO GENERATE SUFFICIENT POSITIVE CASH FLOW IN ORDER TO MAINTAIN OPERATIONS OR TO CONTINUE THE COMPANY'S BUSINESS PLAN OF GROWTH AND EXPANSION. TO THE EXTENT THAT ADDITIONAL CAPITAL IS RAISED THROUGH THE SALE OF ADDITIONAL EQUITY OR DEBT SECURITIES , THE ISSUANCE OF SUCH SECURITIES COULD RESULT IN ADDITIONAL DILUTION TO THE COMPANY'S STOCKHOLDERS. MOREOVER, THE COMPANY'S CASH REQUIREMENTS MAY VARY MATERIALLY FROM THOSE NOW PLANNED BECAUSE OF CHANGES IN THE COMPANY'S BUSINESS PLAN OR THE LEVEL OF WORKING CAPITAL REQUIRED TO SUSTAIN THE COMPANY'S PLANNED GROWTH, LITIGATION, OPERATING RESULTS, INCLUDING THE EXTENT AND DURATION OF OPERATING LOSSES, AND OTHER FACTORS. IN THE EVENT THAT THE COMPANY EXPERIENCES THE NEED FOR ADDITIONAL CAPITAL, AND IS NOT ABLE TO GENERATE CAPITAL FROM FINANCING SOURCES OR FROM FUTURE OPERATIONS, MANAGEMENT MAY BE REQUIRED TO MODIFY, SUSPEND OR DISCONTINUE THE OPERATIONS AND BUSINESS PLAN OF THE COMPANY.

         FOREIGN CURRENCY TRANSLATION. Foreign currency assets and liabilities of the Company have been translated in the Company's financial statements from Canadian dollar values into United States dollar values, at the rate of exchange prevailing at the balance sheet date. Foreign currency revenues and expenses are translated at average exchange rates for the period reported.

         The Company financial statements include an explanatory footnote which states to the effect that the Company has determined that its Canadian operations are self-sustaining and, accordingly, the local Canadian currency is the functional currency for reporting in the Company's financial statements. The resulting net foreign exchange adjustments on the translation of the Company's financial statements from Canadian to United States currency has been deferred, and included as a separate component of stockholders' equity.

         The statement of cash flows in the Company's financial statements reflect an effect of exchange rate changes on cash in the following amounts for the following periods: ($100,909) and ($2,714) during the years ended December 31, 1999 and 1998, respectively.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information" during 1998, which requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company. The Company has provided comparable information for prior periods.

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. Currently, as the company has no derivative instruments, the adoption of SFAS 133 will not have an impact on the company's financial position or results of operations.

         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. The Company is not currently exposed to market risks due to changes in interest rates and foreign currency rates, and therefore, the Company does not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 7. FINANCIAL STATEMENTS.


         GO CALL INC.

         AUDITORS' REPORT
         AND CONSOLIDATED FINANCIAL STATEMENTS

         DECEMBER 31, 1999 AND DECEMBER 31, 1998

AUDITORS' REPORT



To the Shareholders of
Go Call Inc.

We have audited the consolidated balance sheet of Go Call Inc., as at December 31, 1999 and 1998 and the consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management is in the process of drafting a business plan to address the cash flows and other needs of the business to generate profitable operations for the company. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of these uncertainties.




Chatham, Ontario, Canada                    /s/ Collins Barrow
March 14, 2000                              Chartered Accountants

GO CALL INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998







Consolidated balance sheet                                                F-1

Consolidated statement of operations                                      F-2

Consolidated statement of changes in shareholders' equity                 F-3

Consolidated statement of cash flows                                      F-4

Notes to consolidated financial statements                            F-5 - F-22

GO CALL INC.
                                                                          Page 1
CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31

ASSETS                                                     1999            1998
                                                           ----            ----

CURRENT ASSETS
Cash                                                $    79,424     $    42,962
Deposits receivable                                     502,264          56,467
Other receivables                                        15,342             nil
Inventories                                                 nil           5,233
Other assets                                             28,886          42,126
                                                    ------------    ------------
                                                        625,916         146,788
LONG -TERM ASSETS
Notes receivable (notes 3 and 4)                      1,163,554             nil
Investment in Global Indexus Inc. (note 3)              188,366             nil
Fixed assets at cost, net (note 5)                    2,139,938       2,237,529
Intangible assets (note 6)                                  nil           2,139
                                                    ------------    ------------

                                                    $ 4,117,774     $ 2,386,456
                                                    ============    ============
LIABILITIES

CURRENT LIABILITIES
Player deposits                                     $   300,420       $     nil
Accounts payable and accrued charges                    604,989         180,759
Foreign taxes payable                                       nil          10,000
Due to related parties (note 7)                         233,611             nil
                                                    ------------    ------------
                                                      1,139,020         190,759
LONG -TERM LIABILITIES
Due to related parties (note 7)                          94,456         228,791
                                                    ------------    ------------
                                                      1,233,476         419,550
                                                    ------------    ------------
SHAREHOLDERS' EQUITY (note 8)

Preferred stock, $0.001 par value                           186             nil
Common stock, $0.001 par value                           22,741          13,466
Additional paid -in capital                           9,090,728       4,383,587
Subscriptions receivable for
    Common stock                                       (356,681)       (169,900)
Accumulated deficit                                  (5,717,655)     (2,107,940)
Accumulated other comprehensive loss                   (155,021)       (152,307)
                                                    ------------    ------------
                                                      2,884,298       1,966,906
                                                    ------------    ------------

                                                    $ 4,117,774     $ 2,386,456
                                                    ============    ============

GO CALL INC.
                                                                          Page 2
CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31
                                                          1999            1998
                                                          ----            ----


REVENUE
Wagering revenues, net of payouts                   $   613,830     $    81,677
Other revenues                                           66,341         833,128
                                                    ------------    ------------

                                                        680,171         914,805

DIRECT EXPENSES                                         247,910         578,489
                                                    ------------    ------------

GROSS PROFIT                                            432,261         336,316
                                                    ------------    ------------

EXPENSES
Amortization and depreciation                           175,784          80,789
Bank charges and interest                                 9,908          11,174
General and administrative                            3,856,284       1,103,817
                                                    ------------    ------------

                                                      4,041,976       1,195,780
                                                    ------------    ------------

NET LOSS                                            $ 3,609,715     $   859,464
                                                    ============    ============

Net loss per common share                           $      0.21     $      0.09
                                                    ============    ============

Weighted average shares outstanding                  17,198,454       9,351,425
                                                    ============    ============


GO CALL INC.
                                                                                                                             Page 3
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31
                                                                                               Subscriptions
                                                                                  Additional    received for
                                    Preferred Stock         Common Stock           Paid-in        Common          Convertible
                                    Shares   Amount      Shares     Amount         Capital        Stock               Debt
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1997                            $         11,812,350   $ 11,812     $3,302,922     $                 $
Cancellation of stock
    following 1:2 split                                (5,906,175)    (5,906)         5,906
Acquisition on business
    combination                                         2,250,000      2,250         (2,250)
Comprehensive income:
   Net loss
   Foreign currency translation
     adjustment
Issuance of convertible debt                                                                                              100,000
Issuance of stock for cash                              2,127,167      2,127        651,792
Issuance of convertible debt                                                                                              150,000
Issuance of stock for
    products or services                                  450,000        450        175,550
Issuance of stock to Ruge
   Family Trust                                         2,400,000      2,400
Conversion of debt into
    stock                                                 333,333        333        249,667                              (250,000)
Advances received for
    stock                                                                                          (169,900)
                                  --------------------------------------------------------------------------------------------------
December 31, 1998                                      13,466,675   $ 13,466     $4,383,587     $  (169,900)                  nil
Comprehensive income:
   Net loss
   Foreign currency translation
     adjustment
Issuance of stock to clear
   loans                            185,439    186                                  930,884
Issuance of stock for cash                              2,993,953      2,994      1,469,640          42,000
Issuance of stock for
    products or services                                6,281,281      6,281      2,067,357         127,900
Fair market value of options
   issued during the year
   pursuant to FAS 123                                                              239,260
Notes received for stock                                                                           (356,681)
                                  --------------------------------------------------------------------------------------------------

December 31, 1999                   185,439  $ 186     22,741,909   $ 22,741     $9,090,728     $  (356,681)                  nil
                                  ==================================================================================================

                                    Accumulated            Comprehensive           Shareholders'
                                        Deficit             Income (loss)              Equity
---------------------------------------------------------------------------------------------------
December 31, 1997                 $ (1,248,476)             $   (51,398)           $ 2,014,860
Cancellation of stock
    following 1:2 split                                                                    nil
Acquisition on business
    combination                                                                            nil
Comprehensive income:
   Net loss                           (859,464)                                       (859,464)
   Foreign currency translation
     adjustment                                                (100,909)              (100,909)
Issuance of convertible debt                                                           100,000
Issuance of stock for cash                                                             653,919
Issuance of convertible debt                                                           150,000
Issuance of stock for
    products or services                                                               176,000
Issuance of stock to Ruge
   Family Trust                                                                          2,400
Conversion of debt into
    stock                                                                                  nil
Advances received for
    stock                                                                             (169,900)
                                  -----------------------------------------------------------------
December 31, 1998                 $ (2,107,940)             $  (152,307)           $ 1,966,906
Comprehensive income:
   Net loss                         (3,609,715)                                     (3,609,715)
   Foreign currency translation
     adjustment                                                  (2,714)                (2,714)
Issuance of stock to clear
   loans                                                                               931,070
Issuance of stock for cash                                                           1,514,634
Issuance of stock for
    products or services                                                             2,201,538
Fair market value of options
   issued during the year
   pursuant to FAS 123                                                                 239,260
Notes received for stock                                                              (356,681)
                                  -----------------------------------------------------------------

December 31, 1999                 $ (5,717,655)             $  (155,021)           $ 2,884,298
                                  =================================================================

Authorized Capital Stock

100,000,000 common shares, par value $0.001
    2,000,000 preferred shares, par value $0.001


GO CALL INC.
                                                                                         Page 4
CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31
                                                                        1999            1998
                                                                        ----            ----

CASH PROVIDED BY (USED IN)

OPERATIONS
Net loss                                                           $ (3,609,715)    $   (859,464)

Items not requiring cash:
Amortization and depreciation                                           175,784           80,789
Write down intangible assets                                              2,139              nil
Services paid with common shares                                      1,656,931           74,000
Services paid with options                                              239,260              nil
                                                                   -------------    -------------
                                                                     (1,535,601)        (704,675)
Net change in non-cash working
capital items affecting operations                                      271,984          (60,502)
                                                                   -------------    -------------
                                                                     (1,263,617)        (765,177)
                                                                   -------------    -------------
INVESTING
Purchase of intangible assets                                               nil           (6,667)
Purchase of fixed assets                                                (78,193)         (97,355)
Purchase of Country Star Restaurants, Inc.                             (728,440)             nil
                                                                   -------------    -------------
                                                                       (806,633)        (104,022)
                                                                   -------------    -------------
FINANCING
Due to related parties                                                1,030,346          142,838
Advances to Country Star Restaurants, Inc.                             (435,554)             nil
Convertible debt issued                                                     nil          250,000
Issue of common shares                                                1,514,634          614,319
                                                                   -------------    -------------
                                                                      2,109,426        1,007,157

Effect of exchange rate changes
on cash                                                                  (2,714)        (100,909)
                                                                   -------------    -------------
Increase in cash                                                         36,462           37,049
Cash, beginning                                                          42,962            5,913
                                                                   -------------    -------------
Cash, ending                                                       $     79,424     $     42,962
                                                                   =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
Investment in Global Indexus Inc. acquired for capital stock       $    188,366     $        nil
Debt extinguished for preferred stock                              $    931,070     $        nil
Convertible debt extinguished for capital stock                    $        nil     $    250,000

GO CALL INC.
                                                                          Page 5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------


NATURE OF ACTIVITIES

The company was incorporated in the State of Louisiana on March 1, 1994, as Omni Advantage Inc. Effective February 12, 1998, the company formed a subsidiary company, Go Call Inc, in the State of Delaware. Pursuant to a Certificate of Merger, February 17, 1998 the company has merged with the subsidiary company and continues operations as Go Call Inc. The resulting company resides in the City of Wilmington in the State of Delaware.

The company holds a 100% interest in a Canadian subsidiary corporation which provides telecommunication and Internet products and services. Effective July 3, 1999, the company formed Go Cash Inc., a 100% owned subsidiary located in Costa Rica to process all e-commerce activity related to the company's casino business.

In an attempt to focus the activity of the company in its core business, Internet, the company has begun to liquidate all of its telecommunication services and other non-Internet related businesses during the year and has begun investment into Go Indexus, a sophisticated search engine.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The consolidated financial statements are presented in United States dollars and are presented on the basis of accounting principles that are generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and its 100% owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Net revenues from e-commerce activities is extrapolated from player losses based on revenue sharing formulas in the agreements with licensors (note 11).

GO CALL INC.
                                                                          Page 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------


USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and as such, include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

CASH

Cash may consist of cash on deposit


FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Computer software, other than proprietary and gaming related, is expensed in the year of purchase. Depreciation of fixed assets other than leasehold improvements is calculated using the diminishing balance method at the following rates:

Buildings                       5%
Equipment                      20%
Furniture and fixtures         20%
Vehicles                       30%
Computer                       30%
Computer software            33.3%

Half of the full rates are used in the year of acquisition.


NON-CASH SECURITIES ISSUANCE

Shares of common stock issued for other than cash have been assigned amounts by management equivalent to the fair value of the services or products received in exchange.

GO CALL INC.
                                                                          Page 7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------


FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities have been translated into United States dollar values at the rate of exchange prevailing at the balance sheet date. Foreign currency revenues and expenses are translated at average exchange rates for the period reported.

The company has determined that its Canadian operations are self-sustaining and accordingly the net foreign exchange adjustment on the translation of their financial statements from Canadian to United States currency has been deferred and included as a separated component of shareholders' equity.

DEFERRED INCOME TAXES

The company uses the liability approach to accounting for income taxes. The differences between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset or liability accounts.

STOCK COMPENSATION

The company accounts for its stock option plans under SFAS No. 123 "Accounting for Stock-Based Compensation". The company uses the Black-Scholes option-pricing model to determine the fair value of the stock options granted.

GO CALL INC.
                                                                          Page 8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

1. NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------


INCOME (LOSS) PER SHARE

The computation of income (loss) per share of common stock is based on the weighted average number of shares and common share equivalents outstanding during the periods presented.

All stock options, warrants and convertible preferred stock have been excluded from the computation of diluted loss per share as their effect would be antidilutive and accordingly, there is no reconciliation between basic and diluted loss per share for each of the periods presented.

SEGMENT REPORTING

The company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", during 1998 which requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position. The company has provided comparable information for prior periods.


--------------------------------------------------------------------------------

2. GOING CONCERN

--------------------------------------------------------------------------------


The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company incurred net losses of $4,469,000 for the period from March 1, 1998 to December 31, 1999. This factor, among others, raises substantial doubt as to the company's ability to obtain long-term debt or equity financing and achieve profitable operations. The company's ability to continue as a going concern is dependent upon its ability to generate positive cash flows from operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its business ventures and provide the capital considered necessary to support operations.

GO CALL INC.
                                                                          Page 9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS

--------------------------------------------------------------------------------


BUSINESS COMBINATION
In February 1998, the company issued 5,906,175 common shares in exchange for all of the issued and outstanding shares of Go Phone Inc., which was then amalgamated with an inoperative subsidiary of the company, Omni Advantage Canada Limited and is now operating as Go Call Canada Inc. The resulting transaction was accounted for as a reverse takeover by the purchase method. The results of operations of Go Phone Inc., have been included in the consolidated statement of operations since the date of acquisition.

INVESTMENT IN COUNTRY STAR RESTAURANTS, INC.
In March 1999, the company issued 4,552,752 common shares in exchange for 650,393 common shares of Country Star Restaurants, Inc.("CSR") representing 92% of the issued shares of CSR. Subsequently, the holders of the 4,552,752 shares of Go Call Inc., offered to sell back the shares of the company for net proceeds of $728,440. The company repurchased and cancelled the share certificate. The company retained controlling interest in CSR.

In December 1999, the company agreed to sell its controlling interest in CSR in exchange for a note payable in the amount of $728,000 bearing interest at the rate of 5% per annum due in full December 2004. Since the company's investment in CSR was held for less than one year, the transactions have been accounted for as an acquisition and disposition of a short-term investment. Subsequent to year end, the purchaser has filed bankruptcy on behalf of CSR (note 11).

INVESTMENT IN INDEXUS, INC.
Pursuant to an agreement signed April 17, 1999, the company has agreed to acquire a 49% interest in "Global Indexus Inc.", a joint venture company between Go Call Inc. and Irving Moon, a director of the company. In exchange for its 49% interest in Indexus, the company is obligated to issue to Indexus or sell on behalf of Indexus, $1,225,000 worth of common shares of Go Call Inc. As of December 31, 1999, the company has sold $188,366 worth of shares which have been specified to relate to Indexus. This transaction has been recorded as an Investment. As additional shares are sold related to Indexus, the company's investment in Indexus will increase, until the company's commitment to fund $1,225,000 worth of common shares has been fulfilled.

GO CALL INC.
                                                                         Page 10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS (continued)

--------------------------------------------------------------------------------


DISPOSAL OF INTERNET CAFES
In November 1999, Go Call Canada, Inc., the Canadian subsidiary of the company, sold all the assets of the internet cafes including equipment and inventory. Cash in the amount of $40,000 CDN was received for assets with a net book value of $153,208 CDN.

INVESTMENT IN SEVADA HOLDINGS, LTD. IV
In December 1999, the company entered into an agreement to acquire an 80% interest in Sevada Holdings, Ltd. IV, a limited partnership formed for the purpose of developing and selling real estate. As consideration for the investment, the company contributed the hotel real estate and furnishings in the Dominican Republic held by Go Call Canada Inc. The assets contributed by the company have been placed into escrow granting the company the right to approve or disapprove of the sale of the property by the partnership. As of the date of these financial statements, the partnership has not actively begun developing the real estate. The hotel real estate and furnishings have remained consolidated in the records of the company, with a net book value of $1,978,973.

ACQUISITION OF LIQUID TRADE CERTIFICATES
On December 23, 1999, the company entered into an agreement with Hartcourt Companies Inc., to issue 1,000,000 shares of its preferred stock (par value $5.00), convertible into 10 common shares for each preferred share, in exchange for specified share certificates in unrelated companies held by Hartcourt. As of the date of issue of these financial statements, the share certificates have not been exchanged. As a result, the investment has not been valued and recorded in the assets or liabilities of the company as of December 31, 1999.

GO CALL INC.
                                                                         Page 11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

4. NOTES RECEIVABLE                                     1999           1998

--------------------------------------------------------------------------------


Note receivable on sale of investment               $   728,000      $    nil
Additional advances to Country Star
Restaurants, Inc.                                       435,554           nil
                                                    ------------     ---------

                                                    $ 1,163,554      $    nil
                                                    ============     =========

The company purchased a 92% share of Country Star Restaurants, Inc. ("CSR") in March 1999 (note 3). During the year, the company made advances to CSR to meet operating obligations totalling $435,554. In December 1999, the company sold its interest in CSR. in exchange for a note with a face value of $728,000. The principal amount of the note is due in full December 23, 2004. Interest at the rate of 5% per annum is payable at maturity.


-----------------------------------------------------------------------------------------------

5. FIXED ASSETS at cost, net                                 1999            1998

-----------------------------------------------------------------------------------------------
                                               Accumulated
                                    Cost       Amortization         Net               Net
                              -----------------------------------------------------------------
Land                          $    70,000    $       nil        $   70,000        $    70,000
Hotel                           1,992,351        102,220         1,890,131          1,914,337
Equipment                          11,659          1,506            10,153             28,004
Furniture and fixtures             64,697         12,723            51,974             90,994
Vehicles                              nil            nil               nil             32,906
Computer                          225,685        120,236           105,449             49,500
Computer software                  26,613         14,382            12,231              4,648
Leasehold improvements              7,602          7,602               nil             26,638
Telephone equipment                57,644         57,644               nil             20,502
                              ------------   ------------      ------------       ------------

                              $ 2,456,251    $   316,313       $ 2,139,938        $ 2,237,529
                              ============   ============      ============       ============

Included in the fixed assets of the company are hotel real estate and furnishings, with at net book value of $1,978,973, that has been contributed to the company's investment in Sevada Holdings, Ltd. IV (note 3).

GO CALL INC.
                                                                         Page 12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

6. INTANGIBLE ASSETS                                   1999             1998

--------------------------------------------------------------------------------


Software and distribution rights, at cost         $    108,667     $    108,667
Less share consideration not issued at year end            nil         (102,000)
Change in estimate of useful life                     (108,667)             nil
Accumulated amortization                                   nil           (4,528)
                                                  -------------    -------------

                                                  $        nil     $      2,139
                                                  =============    =============

Pursuant to purchase agreements with 866621 Ontario Inc., dated between November 16 and December 8, 1998, the company issued 170,000 common shares valued at $0.60 per share plus cash in the amount of $6,667 as consideration for assets of the company related to specialized software and distribution rights, including the International Programmers Guild, LasVegas Palace, Internet Advertising Group and the related facilities and support services.

Management's original estimate of the useful life of these rights was 24 months. During the year ended December 31, 1999, management has reviewed the future usefulness of this software and has determined that it will not continue to have benefit to the company. As a result, the software distribution rights have been written off in full as of December 31, 1999.

GO CALL INC.
                                                                         Page 13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------


7. DUE TO RELATED PARTIES                                 1999           1998

--------------------------------------------------------------------------------

Unsecured advances from a shareholder, bearing
interest at the rate of 1% per month with no
specified due date                                     $     nil     $  66,667

Unsecured advances from a member of
management who is a shareholder, interest
free with no specified terms of repayment                    nil       104,141

Unsecured advances from a shareholder, interest
free with no specified terms of repayment                    nil        57,983

Loan from an employee, bearing interest
at an effective rate of 22.7% per annum
repayable in monthly instalments of $60,000
principal and interest beginning January 1, 2000
due in full April 1, 2000                                233,611           nil

Non-interest bearing advances received from
employees, without specific terms of repayment            94,456           nil
                                                       ----------    ----------

                                                         328,067       228,791

Current portion                                          233,611           nil
                                                       ----------    ----------

                                                       $  94,456     $ 228,791
                                                       ==========    ==========


In December 1999, shareholder advances totaling $931,070 were extinguished in full by the issuance of 185,439 shares of Series B Convertible Preferred Stock.

GO CALL INC.
                                                                         Page 14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


INCREASE IN AUTHORIZED CAPITAL
Pursuant to a Restated Certificate of Incorporation filed September 27, 1999 and approved by the shareholders August 31, 1999, the company has increased its authorized common stock to 100 million shares of common Stock, par value $.001 per share and 2 million shares of preferred stock, par value $.001 per share .

PREFERRED STOCK
In December 1999, the company issued 185,439 shares of Series B Convertible Preferred Stock at a price of $5.00 per share, to offset loans due to shareholders. The preferred stock is convertible at the option of the holder, at the rate of 15 common shares for each preferred share.

Effective December 29, 1999, the company is obligated to issue to The Hartcourt Companies Inc., 1,000,000 shares of preferred stock, par value $5.00, convertible at the option of the holder at the rate of 10 common shares for each preferred share redeemed. Those common shares will be restricted under Rule 144 for a minimum of 24 months. As of the date of issue of these financial statements, these preferred certificates have not been issued and no value has been attached to this transaction.

COMMON STOCK
On February 1, 1998, at a Special meeting of Shareholders, the Company's shareholders approved the amalgamation of Go Phone Inc. with Omni Advantage Canada Limited, including a share split of two Go Phone Inc. shares for one Omni Advantage Canada Limited share. As a result, the number of shares issued and outstanding decreased from 11,812,350 shares to 5,906,175 shares.

Pursuant to a Special Resolution of the Board of Directors. in March 1998, the company granted 2,400,000 shares of common stock at par value to Ruge Family Trust.

In March 1999, the company issued 4,552,751 common shares in exchange for 650,393 common shares of Country Star Restaurants, Inc. In August 1999, the share certificate #3100/2 for 4,552,751 common shares was sold back to the company by the holder of the certificate, for $728,440 and the share certificate was cancelled by the transfer agent.

During the year, 2,993,953 shares of common stock were issued out of treasury for total proceeds of $1,514,634.

GO CALL INC.
                                                                         Page 15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY (continued)

--------------------------------------------------------------------------------


STOCK OPTION PLANS
Prior to the adoption of the 1999 Stock Option Plan, described below, management had issued stock options of the company in exchange for assets acquired by or services provide to the company during the year.

In April 1999, the Company's Board of Directors approved a 1999 Stock Option Plan, which was approved by the shareholders on August 31, 1999. 1,500,000 shares of common stock have been reserved to be issued under this plan Options are to be awarded to the employees and consultants of the Company, at the discretion of management, for compensation for services rendered. The Company has elected to account for activity issued under the stock option plan according to the requirements of SFAS No.123, "Accounting for Stock-Based Compensation."

Options are granted by the Company's Board of Directors are at exercise price determined by the board. The exercise price of INCENTIVE STOCK OPTIONS ("ISO's"), must be no less than 100% of the fair market value of the company's common stock, at the date of grant (110% for Ten Percent Stockholders). The exercise price of NON-QUALIFIED STOCK OPTIONS, must be no less than 85% of the fair market value of the company's common stock at the date of grant. The exercise period for each option granted will be determined at the time such option is granted but will not exceed ten years (five years for ISO's granted to Ten Percent Stockholders). Options granted under the plan become exerciseable immediately.

STOCK OPTION ACTIVITY

                                                                Weighted-Average
                                        Number of shares          Exercise Price
                                        ----------------        ----------------
Balance January 1, 1998                            nil                  nil
     Options granted and assumed             1,923,311                $1.80
                                           ------------

Balance December 31, 1998                    1,923,311
     Options granted and assumed            15,305,000                $0.53
                                           ------------

Balance December 31, 1999                   17,228,311                $0.64
                                           ============

GO CALL INC.
                                                                         Page 16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY (continued)

--------------------------------------------------------------------------------


STOCK OPTION ACTIVITY (continued)

                                                                Weighted-Average
                                        Number of shares          Exercise Price
                                        ----------------        ----------------

Warrants outstanding                               nil
Balance at January 1, 1998
     Granted during 1998                       500,000                $3.00
                                           ------------

Balance December 31, 1998 & 1999               500,000                $3.00
                                           ============


As of December 31, 1999, no options or warrants were exercised.

OPTIONS OUTSTANDING

Options Outstanding     Exercise Price    Exerciseable Date        Expiry Date
--------------------------------------------------------------------------------

         50,000              15% discount    immediately
         50,000              $1.00           immediately          March 2000
      2,000,000              $0.50           immediately          September 2000
        150,000              $1.00           immediately          November 2001
         50,000              $0.50           immediately          March 2002
        500,000              $0.75           immediately          September 2002
         32,000              $1.00           immediately          June 2003
        500,000              $1.00           immediately          July 2003
         40,000              $1.00           immediately          October 2003
         15,000              $1.00           immediately          March 2004
          1,311              $1.00           immediately          April 2004
      3,820,000              $0.32           immediately          December 2004
        100,000              $0.75           January 2000         January 2001
        100,000              $1.00           January 2000         January 2001
        100,000              $4.00           January 2000         January 2001
        150,000              $2.00           November 2000        November 2002
      2,000,000              $0.50           September 2000       September 2001
        200,000              $5.00           November 2000        November 2004
      2,000,000              $0.50           September 2001       September 2002

GO CALL INC.
                                                                         Page 17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY (continued)

--------------------------------------------------------------------------------


OPTIONS OUTSTANDING (continued)

Options Outstanding     Exercise Price    Exerciseable Date        Expiry Date
--------------------------------------------------------------------------------


        150,000            $2.00           November 2001          November 2003
      2,000,000            $0.50           September 2002         September 2003
        150,000            $2.00           November 2002          November 2004
      2,000,000            $0.50           September 20023        September 2004
        120,000            $1.00           date of registration
                                           on small cap exchange      2 years
         50,000            $1.00           date of registration
                                           on small cap exchange      3 years
        100,000            $1.50           date of registration on
                                           small cap exchange         3 years
        200,000            $1.50           date of registration on
                                           small cap exchange         2 years
        600,000            $1.00           market value of stock
                                           exceeds $2.00          December 2002

The fair value for each option granted, was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

Average risk-free interest rates                     5.2%
Average expected life (in years)                     1 - 5
Volatility                                           28% - 48%

The stock prices used in the model, included a 60% discount from market to reflect reduced value, inherently brought about by the Rule 144 restrictions placed on trading of any shares purchased, and by the reduced trading market of the company due to the company currently not being fully listed.

GO CALL INC.
                                                                         Page 18
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

9. INCOME TAXES                                        1999             1998

--------------------------------------------------------------------------------


DEFERRED INCOME TAXES

Deferred tax assets consist of the following:
Gross deferred tax assets:
     Net operating losses                          $   905,563      $   677,063
     Amortization                                       73,226          344,847
                                                   ------------     ------------
Net deferred tax assets                                978,789        1,021,910
Valuation allowance                                   (978,789)      (1,021,910)
                                                   ------------     ------------

                                                   $       nil      $       nil
                                                   ============     ============


The company has provided a valuation allowance for net deferred tax assets of its operations since realization of these benefits cannot be reasonable assured.


INCOME TAX RATE

The company did not recognize any current income tax expense or benefit for the years ended December 31, 1999 or 1998 and no cash was paid for income taxes in December 31, 1999 or 1998. There are no reconciling items between the effective rate of income tax assessed against the company's loss from operations and the Canadian statutory rate of income tax of 44.62%.

FUTURE INCOME TAX BENEFITS

The company and its Canadian subsidiary have not generated taxable income since inception. As a result, no provision for income taxes has been made.

Income tax returns for the Canadian subsidiary have not yet been assessed by Revenue Canada. For the operating period February 28, 1998 to July 3, 1999 the company's active operations have been in Canada and as such, the company is subject only to Canadian income tax on operations.

The U.S. company has not filed Federal income tax returns since its inception. Due to operating losses carried forward, the company will neither owe tax or be subject to penalties or interest. The company has filed it's December 1999 information statement and has paid all applicable income taxes and is in good standing in the state of Delaware.

GO CALL INC.
                                                                         Page 19
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------------

10. INDUSTRY SEGMENT AND GEOGRAPHIC
    INFORMATION                                              1999               1998

--------------------------------------------------------------------------------------


In accordance with statutory requirements, the Board of Directors has determined that the company and its subsidiary are engaged in one principal industry segment, as a provider of Internet gaming and other telecommunication and Internet products and services as follows:

Revenue:
     Internet gaming                                     $   613,830      $    81,677
     Other telecommunication products and services            66,341          833,128
                                                         ------------     ------------

                                                         $   680,171      $   914,805
                                                         ============     ============
Loss from operations:
     Internet gaming                                     $    40,707      $    33,253
     Other telecommunication products and services         3,569,008          826,211
                                                         ------------     ------------

                                                         $ 3,609,715      $   859,464
                                                         ============     ============

Identifiable assets are located in as follows:

     Canada                                              $   361,000      $   386,786
     United States                                         1,163,554              nil
     Cost Rica                                               614,247              nil
     Dominion Republic                                     1,978,973        1,999,670
                                                         ------------     ------------

                                                         $ 4,117,774      $ 2,386,456
                                                         ============     ============

GO CALL INC.
                                                                         Page 20
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

11. MEASUREMENT UNCERTAINTIES

--------------------------------------------------------------------------------


FAIR MARKET VALUE OF CERTAIN LIABILITIES
The company has recorded in its accounts payable certain accounts which are in dispute but for which the company is being pursued for payment in the courts. These liabilities have been recorded in the books for the full amount of the claims. The company may be able to successfully negotiate settlements for an amount less than the full claim. Any changes in the conditions and circumstances resulting in a change in the settlement amount of the liabilities, which could be material, will be booked in the period of change.

NOTES RECEIVABLE
As noted in notes 3 and 4 to the financial statements, the company has sold its investment in Country Star Restaurants, Inc. ("CSR") in December 1999. Subsequent to the year end, the purchaser of CSR, Star Liquidation Company LLC ("Star"), has filed a petition for bankruptcy of CSR. The note receivable from Star bears prepayment rights that allows the company an amount equal to 50% of the net proceeds of any asset sale involving any CSR assets, subject to Star's bankruptcy proceedings and/or the rights of creditors. There is no direct security for the principal amount of the note. Prior to the sale of CSR to Star, the company registered a general security agreement against all of the monetary and non-monetary assets of CSR as security for the advances made to the CSR.

It is unclear at the date of issue of these financial statements how Star's petition for bankruptcy of CSR, will affect the company's ability to realize on the full value of the note and advances related to CSR. The company has not recognized any allowance for doubtful collection of these amounts as of December 31, 1999. Any changes which would result in the company not being able to collect the full value of these amounts will be booked in the period of change.

WAGERING REVENUES AND PLAYER DEPOSITS LIABILITY
The company stopped receiving reports of gaming activity from the owner of the gaming license in October 1999, which calculate the amount of player losses. As a result, the company has estimated the amount of player deposit liability and net wagering revenue earned by the company, for the period November and December 1999. Any changes in these amounts, which may result when the actual invoices are received, which could be material, will be booked in the period of change.

GO CALL INC.
                                                                         Page 21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

12. FINANCIAL INSTRUMENTS AND CREDIT RISK

--------------------------------------------------------------------------------


FAIR VALUE OF FINANCIAL INSTRUMENTS

The company's financial instruments consist of cash, deposits receivable, other receivables, notes receivable, player deposits, accounts payable and amounts due to related parties. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

FOREIGN EXCHANGE RISK MANAGEMENT

The company does not use forward exchange contracts or other hedging instruments to manage exposures, resulting from foreign exchange fluctuations in the ordinary course of business. Unless otherwise disclosed in the notes to the financial statements, the estimated fair value of foreign denominated assets and liabilities approximates carrying value, translated at the prevailing exchange rates at year end.

CONCENTRATION OF CREDIT RISK

Of the deposits receivable outstanding at year end, $491,263 relates to player deposits and gaming reserve related to internet gaming activities, held by the management organization contracted to process client bids and pay outs. The company monitors the activity of the gaming operations and deposits from the management organization on a regular basis.

GO CALL INC.
                                                                         Page 22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

--------------------------------------------------------------------------------

13. COMMITMENTS AND CONTINGENCIES

--------------------------------------------------------------------------------


COMMITMENTS
In connection with a Bingo and Scratch Ticket software purchase agreement, the company is committed to a final payment of $20,000 upon acceptance of the final software.

In connection with the sale of the company's investment in Country Star Restaurants, Inc., the company is committed to fund $65,000 to STAR Trust and provide specified assistance related to the close of the restaurant and related administrative duties, as directed by STAR. Subsequent to the year end, the company has paid this amount in full.

In August 1999, the company entered into a two year service contract with Web Wonders to provide technical and administrative support for Go Cash Inc. and Go Call Inc. Subsequent to the year end, the Company negotiated an early termination of this contract, with no obligations beyond September 2000.

CONTINGENCIES
The company and/or its subsidiaries and/or former officers, have been named as a defendant in a lawsuit seeking damages amounting to $75,000 for breach of contract. It is not possible at this time to determine the amount, if any, of awards that may be made against the company. Any amounts awarded as a result of these actions will be reflected in the year incurred as prior year adjustments.


--------------------------------------------------------------------------------

14. COMPARATIVE FIGURES

--------------------------------------------------------------------------------


The presentation of certain accounts of the previous period, has been changed to conform with the presentation adopted for the current period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or when their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the Company's directors and executive officers.

         The following reflects certain biographical information on the current directors and executive officers of the Company:

NAME                       POSITION                                        AGE
----                       --------                                        ---

James G. Hammer            Director                                         49

Irving Insik Moon          Director and Chief Executive Officer             61

         Irving Insik Moon, a director and Chief Executive Officer of the Company, has been, since August, 1982, the General Manager of I. Moon Associates Ltd., an international business consulting firm located in Ontario, Canada. Mr. Moon was awarded a B.A. in mechanical engineering from Hanyang University in Seoul, Korea.

         James G. Hammer, a director of the Company, has been since December 1999, the manager of GOCASH, Inc. in Costa Rica. Prior to 1999 Mr. Hammer was a consultant in the field of physical therapy and has owned and operated three service industry companies.

         Michael Ruge, prior to his resignation on December 29, 1999,was the Chief Executive Officer and a director of the Company, and the President of Go Phone, Inc., a telecommunications company, from June, 1995 until its merger into the Company in February, 1998. From 1991 to May, 1994, Mr. Ruge managed the Hotel Jardin del Sol in Sosua, Dominican Republic. Mr. Ruge founded Premium Spring Water and Juice Company, Inc. in 1987 and took that company public in 1990.

         LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director.

         INDEMNIFICATION OF OFFICERS AND DIRECTORS

         The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions which will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law.

         A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or other enterprise, against expenses, including amounts paid in settlement and attorney's fees actually and reasonably incurred by him or her in connection with the defense or settlement of the action or suit if he or she acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

         To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, he or she must be indemnified by the corporation against expenses, including attorney's fees, actually and reasonably incurred by him in connection with the defense. Any indemnification under this section, unless ordered by a court or advanced pursuant to this section, must be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made: (a) by the stockholders; (b) by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding; (c) if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion; or (d) if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

         The certificate of incorporation, the bylaws or an agreement made by the corporation may provide that the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the corporation. The provisions of this section do not affect any rights to advancement of expenses to which corporate personnel other than directors or officers may be entitled under any contract or otherwise by law.

         The indemnification and advancement of expenses authorized in or ordered by a court pursuant to this section: (a) does not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled under the certificate of incorporation or any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, for either an action in his or her official capacity or an action in another capacity while holding his or her office, except that indemnification, unless ordered by a court pursuant to this section or for the advancement of any director or officer if a final adjudication establishes that his or her acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action; and (b) continues for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such a person.

         On April 12 1999, the stockholders of the Company approved a form of indemnification agreement ("Indemnification Agreement") to be entered into with each of the Company's directors. All current officers and directors of the Company and its subsidiaries have executed Indemnification Agreements with the Company. These agreements include the following provisions:

         First, in the event an action is instituted by the person who is indemnified under the Indemnification Agreement ("Indemnitee") to enforce or interpret any of the terms therein, Indemnitee shall be entitled to be paid all costs and expenses, including reasonable attorneys' fees, incurred by the Indemnitee with respect to such action, unless as a part or such action, a court of competent jurisdiction determines that each of the material assertions made by the Indemnitee were not made in good faith or were frivolous. In the event of an action instituted by or in the name of the Company under the Indemnification Agreement or to enforce or interpret any of the terms therein, the Indemnitee shall be entitled to be paid all costs and expenses, including reasonable attorneys' fees, incurred by the Indemnitee in the defense of such action, unless as a part of such action the court determines that each of the Indemnitee's material defenses to such action were made in bad faith or were frivolous.

         Second, the Indemnification Agreements explicitly provide for partial indemnification of costs and expenses in the event that an Indemnitee is not entitled to full indemnification under the terms of the Indemnification Agreements.

         Third, in the event the Company shall be obligated to pay the expenses of any proceeding against the Indemnitee, the Company shall be entitled to assume the defense of such proceeding, with counsel approved by the indemnified party, which approval shall not be unreasonably withheld, upon the delivery to the Indemnitee of written notice of its election to do so. The Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Indemnitee without the consent of the Indemnitee.

         Fourth, indemnification provided by the Indemnification Agreements is not exclusive of any rights to which the Indemnitee may be entitled under the Company's Certificate of Incorporation, its Bylaws, any agreement, any vote of stockholders or disinterested directors, or otherwise. The indemnification provided under the Indemnification Agreements continues for any action taken or not taken while serving in an indemnified capacity even though the Indemnitee may have ceased to serve in such capacity at the time of the action, suit or other covered proceeding.

         Finally, the Indemnification Agreements provide for certain exceptions to indemnification which include the following: (a) indemnification for liabilities where the law prohibits indemnification; (b) indemnification or advancement of expenses with respect to proceedings or claims initiated or brought voluntarily by an Indemnitee and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under the Indemnification Agreements or any statute or law or otherwise as required under Delaware law; and (c) indemnification for expenses in the payment of profits arising from the purchase and sale by the Indemnitee of securities in violation of Section 16(b) of the Exchange Act or any similar or successor statute.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company filed a registration statement on Form 10SB under the Exchange Act with the Securities and Exchange Commission on October 1, 1999.

         Under the Exchange Act, a Form 10SB is effective 60 days after filing with the Securities and Exchange Commission. On November 30, 1999, the Company became subject to the reporting requirements of the Exchange Act. Ten days after a person becomes a director, officer or 10% shareholder of a reporting company, they are required to file a Form 3 to report that status and their ownership of securities in the company. However, a reporting person of an issuer that is registering securities for the first time under Section 12 of the Exchange Act must file the Form 3 no later than the effective date of the registration statement. Thereafter, they are required to file changes in information on Form 4 within ten days after the end of the month in which the change occurred.

         Irving Insik Moon, Michael Ruge and James Hammer have been delinquent in timely filing initial insider reports on Form 3. In the cases of Messrs. Moon and Ruge, such report was due on the date of effectiveness of the Company's registration statement on Form 10SB. In the case of Mr. Hammer, the Form 3 was due ten days after he became a director on December 31, 1999.


ITEM 10.  EXECUTIVE COMPENSATION.


         No executive officer of the Company received total compensation of at least $100,000, for the fiscal year ended December 31, 1998 or December 31, 1999. Information related to the fiscal year ended December 31, 1997 has been omitted from this filing since this relates to the company operating as Omni Advantage, prior to the re-organization of the company and operation as Go Call Inc.

                                            Summary Compensation Table
                                            --------------------------
                                                                        Long-Term Compensation
                                                                        ----------------------
                                  Annual Compensation              Awards                    Payouts
                                  -------------------              ------                    -------
                                               Other         Restricted  Securities
Name and                                      Annual           Stock     Underlying       LTIP        All Other
Principal                  Salary   Bonus   Compensation      Awards      Options/       Payouts   Compensation
Position          Year      ($)      ($)       ($)              ($)       SAR's (#)        ($)          ($)
------------------------------------------------------------------------------------------------------------------
Ian Smith
President (1)     1999     41,900   nil      4,574 (2)         nil        120,000         nil         7,500 (3)

Michael Ruge
CEO  (4)          1999      1,875   nil    250,000 (5)         nil        500,000         nil         nil



(1) Ian Smith's serviced as President and Director, terminated in August 1999.

(2) Other Annual Compensation includes payments for certain lodging and benefits.

(3) All Other Compensation includes commissions for capital raised by the individual during the year.

(4) Michael Ruge's serviced as CEO and Director, terminated in December 1999.


The following table sets forth certain information relating to options which are outstanding under the 1999 Stock Option Plans as of December 31, 1999

                      Date of            Date of           Exercise         Number of       Market value
Name                  Grant              Expiry            Price            Shares on       Date of Grant
----------------------------------------------------------------------------------------------------------
Irving Moon           Dec 20, 1999       Dec 20, 2004      $0.32            200,000          $ 64,000
Hershey Moss          Dec 20, 1999       Dec 20, 2004      $0.32            200,000          $ 64,000
Looey Tremblay        Dec 20, 1999       Dec 20, 2004      $0.32            200,000          $ 64,000
Ruge Family Trust     Dec 20, 1999       Dec 20, 2004      $0.32            200,000          $ 64,000
Bernd G. Wolf
   (in trust)         Dec 20, 1999       Dec 20, 2004      $0.32            700,000          $224,000


No options have been exercised as of the date of this filing.


COMPENSATION OF DIRECTORS.

         The Company pays no cash compensation to its directors for services as directors. During the fiscal year ended December 31, 1999, James Hammer received 500 Common Shares of the Company valued at $100 on his appointment as Director.

DIRECTORS AND OFFICERS LIABILITY INSURANCE.

         The Company does not have directors' and officers' liability insurance.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS.

         The Company has no compensatory plans or an arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee of the Company.

1999 STOCK OPTION PLAN

         As of April 12, 1999, the Company's Board of Directors approved a 1999 Stock Option Plan (the "Stock Option Plan"), and was approved by the shareholders on August 31, 1999. The Company has reserved for issuance thereunder an aggregate of 1,500,000 shares of Common Stock. The Stock Option Plan provides for the grant to employees of the Company of incentive stock options within the meaning of Section 422 of the Code, and for the grant to employees and consultants of nonstatutory stock options. The description of the 1999 Stock Option Plan is intended to be a summary of the material provisions of the Stock Option Plan and does not purport to be complete.

         GENERAL. The general purposes of the Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business. It is intended that these purposes will be effected through the granting of stock options, which may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options.

         The Stock Option Plan provides that options may be granted to the employees (including officers and directors who are employees) and consultants of the Company, or of any parent or subsidiary of the Company. Incentive stock options may be granted only to employees. An employee or consultant who has been granted an option may, if otherwise eligible, be granted additional options.

         ADMINISTRATION OF AND ELIGIBILITY UNDER STOCK OPTION PLAN. The Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of Common Stock to officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries as an incentive to remain in the employ of or to provide services to the Company and its subsidiaries. The Stock Option Plan authorizes the issuance of incentive stock options ("ISOs"), non-qualified stock options ("NSOs") and stock appreciation rights ("SARs") to be granted by a committee (the "Committee") to be established by the Board of Directors to administer the Stock Option Plan, which will consist of at least two (2) outside directors of the Company.

         Subject to the terms and conditions of the Stock Option Plan, the Committee will have the sole authority to determine: (a) the persons ("optionees") to whom options to purchase shares of Common Stock and SARs will be granted, (b) the number of options and SARs to be granted to each such optionee, (c) the price to be paid for each share of Common Stock upon the exercise of each option, (d) the period within which each option and SAR will be exercised and any extensions thereof, and (e) the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between the Company and any such optionee.

         All officers, directors and employees of the Company and its subsidiaries and certain consultants and other persons providing significant services to the Company and its subsidiaries will be eligible to receive grants of options and SARs under the Stock Option Plan. However, only employees of the Company and its subsidiaries are eligible to be granted ISOs.

         STOCK OPTION AGREEMENTS. All options granted under the Stock Option Plan will be evidenced by an option agreement or SAR agreement between the Company and the optionee receiving such option or SAR. Provisions of such agreements entered into under the Stock Option Plan need not be identical and may include any term or condition which is not inconsistent with the Stock Option Plan and which the Committee deems appropriate for inclusion.

         INCENTIVE STOCK OPTIONS. Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of the securities of the Company or its subsidiaries to whom such ownership is attributed on the date of grant ("Ten Percent Stockholders"), the exercise price of each ISO must be at least one hundred percent (100%) of the fair market value of the Company's Common Stock as determined on the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than one hundred ten percent (110%) of such fair market value.

         Each ISO must be exercised, if at all, within ten (10) years from the date of grant, but within five (5) years of the date of grant in the case of ISO's granted to Ten Percent Stockholders. An optionee of an ISO may not exercise an ISO granted under the Stock Option Plan so long as such person holds a previously granted and unexercised ISO. The aggregate fair market value (determined at time of the grant of the ISO) of the Common Stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

         As of the date of this Registration Statement, no ISO's have been granted under the Stock Option Plan.

         NON-QUALIFIED STOCK OPTIONS. The exercise price of each NSO will be determined by the Committee on the date of grant. The Company hereby undertakes not to grant any non-qualified stock options under the Stock Option Plan at an exercise price less than eighty five percent (85%) of the fair market value of the Common Stock on the date of grant of any non-qualified stock option under the Stock Option Plan. The exercise period for each NSO will be determined by the Committee at the time such option is granted, but in no event will such exercise period exceed ten (10) years from the date of grant. As of the date of this Registration Statement 1,500,000 NSO's have been granted under the Stock Option Plan as follows:

                    Irving Moon                   200,000
                    Hershey Moss                  200,000
                    Looey Tremblay                200,000
                    Ruge Family Trust             200,000
                    Bernd G. Wolf (in trust)      700,000

         The options were issued at an exercise price of $32 per share and expire December 20, 2004. At the date the options were issued, the Company's common stock traded at $.516.

         STOCK APPRECIATION RIGHTS. Each SAR granted under the Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from the Company, in exchange therefor, an amount equal in value to the excess of the fair market value of the Common Stock on the date of exercise of one share of Common Stock over its fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

         SARs will be exercisable only at the time or times established by the Committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The Committee may withdraw any SAR granted under the Stock Option Plan at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs. As of the date of this Registration Statement, no SAR's have been granted.

         TERMINATION OF OPTION AND TRANSFERABILITY. In general, any unexpired options and SARs granted under the Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than six (6) months or more than twelve (12) months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less than thirty (30) days or more than three (3) months after such retirement date, or
(c) in the event of termination of such person other than for death, disability or retirement, until thirty (30) days after the date of such termination. However, the Committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services. The options and SARs granted under the Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution.

         ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION. The number of shares of Common Stock reserved under the Stock Option Plan and the number and price of shares of Common Stock covered by each outstanding option or SAR under the Stock Option Plan will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

         AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLAN. The Board of Directors has the right to amend, suspend or terminate the Stock Option Plan at any time. Unless sooner terminated by the Board of Directors, the Stock Option Plan will terminate on the tenth anniversary date of the effectiveness of the Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 21, 2000, the Company had issued and outstanding 25,801,393 shares of Common Stock. The following table reflects, as of March 21, 2000, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table, (c) person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock and (d) all executive officers and directors of the Company as a group:

Name and Address of                                   Number
Beneficial Owner                                      of Shares    Percent
----------------                                      ---------    -------

Michael Ruge,  (1)(2)                                 6,128,140    21.9%

Irving Insik Moon, Director (2)(3)                    1,820,000    6.9%

Donald Fultz (4)(5)                                   2,965,944    10.8%

Connoisseur Club, Inc. (6)                            1,865,000    7.7%

James Hammer (2)                                            500    less than 1%


All Directors and Officers as a Group
                   (3 persons) (7)                    7,948,640    28.2%

---------------------

         # Pursuant to applicable securities rules and regulations, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options, warrants or convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

         1 Includes (i) 1,960,000 shares and 500,000 options to purchase Common Shares owned directly, (ii) 207,916 shares owned by his wife Elspeth Ruge, and (iii) 1,813,519 shares, 500,000 options to purchase Common Shares, and 76,447 Series B Preferred Shares convertible into 1,146,705 Common Shares owned by the Ruge Family Trust.

         2. The address for Messrs Ruge, Moon and Hammer is Oficentro Ejecutivo La Sabana, Torre 6 Piso 2, (Oficina Lobo Negro), San Jose, Costa Rica SA.

         3. Includes 200,000 options to purchase Common Shares owned directly by Mr. Moon.

         4. Includes 108,992 Series B Convertible Preferred Shares convertible into 1,634,880 Common Shares.

         5. The address for Mr. Fultz is 5770 Spring Garden, Halifax, Nova Scotia, Canada.

         6. The address for Connoisseur Club, Inc. is 2 Caribbean Place, Providenciales, Turks & Caicos.

         7 Includes an aggregate of 750,000 options to purchase Common Shares owned by Messrs. Ruge, Moon and Richardson, and 76,447 Series B Convertible Preferred Shares convertible into 1,146,705 Common Shares owned by the Ruge Family Trust.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 11, 1997, the Company borrowed $70,092 at 12% interest PER ANNUM, from Irving Moon, a director of the Company. As of the date of this Annual Report on Form 10-KSB, all of the principal and accumulated interest have been repaid.

         Michael Ruge, an officer, director and principal shareholder of the Company, made interest-free advances totaling $15,862 during fiscal 1997, which amount increased to $104,141 during fiscal 1998. As of the date of this Annual Report on Form 10-KSB, all of such advances have been repaid.

         During fiscal 1998, Donald Fultz, who is a shareholder and employee of the Company, advanced a total of $57,983, interest-free., As of the date of this Annual Report on Form 10-KSB, all of such advances have been repaid.

         During fiscal 1999, Donald Fultz and Michael Ruge advanced a total of $670,247, interest-free, all of which has been converted to preferred stock as of the date of this Annual Report on Form 10-KSB.

         During the year ended on December 31, 1999, from Connoisseur Club, Inc., a principal stockholder of the Company, made an interest-free loan of $200,000 to the Company. As of the date of this Annual Report on Form 10-KSB, all of such advances have been repaid.

         In March, 1998, the Company issued 300,000 shares of Common Stock to Susan Knight, a consultant of the Company, at a price per share ranging from $0.50 to $2.50.

         In August 1998 the Company sold 2,400,000 shares of Common Stock to the Ruge Family Trust, at a price of $.001 per share, which is par value.

         In May, 1999, the Company issued 7,137 shares of Common Stock to Eldon Richardson, an employee of the Company, at a price per share of $1.50, in respect of services rendered to the Company.

         In August 1999, the Company issued 120,000 options to Ian Smith, a former director of the Company, in respect of services rendered to the Company. The options are exercisable at $1.00 per share for a period of 2 years from the date of registration as a fully reporting company. A value of nil has been assessed to these options. The Company's Common Stock traded at $1.313 on the grant date.

         In August, 1999, the Company issued 2,715 shares of Common Stock to Eldon Richardson an employee of the Company, at a price per share of $1.00, in respect of services rendered to the Company.

         In August 1999, the Company issued 1,460,000 shares of Common Stock to Connoisseur Club, Inc., a principal stockholder of the Company, at a price per share of $1.33.

         In September 1999 the Company issued 100,000 options to Jacob Canceli, a consultant to the Company, in respect of services rendered to the Company. The options are exercisable at $.50 per share for a period of 1 year from the grant date. A value of $40,000 has been assessed to these options. The Company's Common Stock traded at $1.344 at the grant date.

         On August 30, 1999, the Company issued 150,000 options to Michael Avatar, a consultant to the Company, in respect of services rendered to the Company. The options are exercisable at prices ranging from $1.00 to $1.50 for a period of 3 years from the date of registration of the Company on the Small Capital Exchange. A value of nil has been assessed to these options on the grant date. The Company's Common Stock traded at $1.3125 at the grant date.

         In October, 1999, the Company issued 500,000 shares of Common Stock to Michael Ruge, at a price per share of $0.32, in respect of services rendered to the Company. In addition, 500,000 options were granted at an exercise price of $.50 per share to expire September 2000. The options are exercisable at $.50 per share for a period of 1 year from the grant date. A value of $40,000 has been assessed to these options. The Company's Common Stock traded at $1.344 at the grant date. Under the terms of the same contract, additional options are to be granted annually, expiring September 2003 at the rate of 500,000 per year, bearing an exercise price of $.50 per share and expiring one year after the grant date.

         In October, 1999, the Company issued 500,000 shares of Common Stock to Michael Avatar, at a price per share of $0.32, in respect of services rendered to the Company. In addition, 500,000 options were granted at an exercise price of $.50 per share to expire September 2000. The options are exercisable at $.50 per share for a period of 1 year from the grant date. A value of $40,000 has been assessed to these options. The Company's Common Stock traded at $1.344 at the grant date. Under the terms of the same contract, additional options are to be granted annually, expiring September 2003 at the rate of 500,000 per year, bearing an exercise price of $.50 per share and expiring one year after the grant date.

         In October, 1999, the Company issued 500,000 shares of Common Stock to Jacob Canceli, at a price per share of $0.32, in respect of services rendered to the Company. In addition, 500,000 options were granted at an exercise price of $.50 per share to expire September 2000. The options are exercisable at $.50 per share for a period of 1 year from the grant date. A value of $40,000 has been assessed to these options. The Company's Common Stock traded at $1.344 at the grant date. Under the terms of the same contract, additional options are to be granted annually, expiring September 2003 at the rate of 500,000 per year, bearing an exercise price of $.50 per share and expiring one year after the grant date.

         In October, 1999, the Company issued 500,000 shares of Common Stock to Consoisseur Club, Inc. at a price per share of $0.32, in respect of services rendered to the Company. In addition, 500,000 options were granted at an exercise price of $.50 per share to expire September 2000. The options are exercisable at $.50 per share for a period of 1 year from the grant date. A value of $40,000 has been assessed to these options. The Company's Common Stock traded at $1.344 at the grant date. Under the terms of the same contract, additional options are to be granted annually, expiring September 2003 at the rate of 500,000 per year, bearing an exercise price of $.50 per share and expiring one year after the grant date.

         In August 1999, the Company issued 500,000 shares of Common Stock to Michael Avatar, at a price per share of $0.32, in respect of services rendered to the Company. On that date, the Company's Common Stock traded at $1.313.

         In December 1999, the Company issued 50,000 options to Eldon Richardson, an employee of the Company, in respect of services rendered to the Company. The options are exercisable at $.32 per share for a period of 3 years from the grant date. A value of $1,100 has been assessed to these options. The Company's Common Stock traded at $.531 at the grant date.

         In December 1999, the Company issued 150,000 shares of Common Stock to Susan Knight, a consultant of the Company, at a price per share of $.20, in respect of services rendered to the Company.

         In December 1999, the Company issued 112,500 shares of Common Stock to Mark Giannopoulos, a consultant of the Company, at a price per share of $.20, in respect of services rendered to the Company.

         In December 1999, the Company issued 300,000 shares of Common Stock to Christopher Nugent, a consultant of the Company, at a price per share of $.20, in respect of services rendered to the Company.

         In December 1999, the Company issued 300,000 options to Wall Street Marketing Group, Inc, a consultant to the Company, in respect of services rendered to the Company. The options are exercisable at prices ranging from $.75 to $4.00 per share for a period of 1 year from January 2000. A value of nil has been assessed to these options. The Company's Common Stock traded at $.375 at the grant date.

         In December 1999, the Company issued 1,500,000 shares of Common Stock to Irving Moon, CEO and Director of the Company, at a price per share of $.20 in respect of services rendered to the Company.

         On December 21, 1999, the Company issued 500,000 options to Ruge Family Trust; 100,000 options to Elspeth Ruge, 90,000 options Looey Tremblay, a consultant to the Company and 75,000 options to Susan Knight, a consultant to the Company. The options are exercisable at $.32 per share for a period of 5 years from the grant date. A total value of $19,125 has been assessed to these options. The Company's Common Stock traded at $0.453 at the grant date

         It is the practice of management that transactions between the Company and its officers, directors, employees or stockholders or persons or entities affiliated with officers, directors, employees or stockholders be on terms no less favorable to the Company than it could reasonably obtain in arm's-length transactions with independent third parties. No assurance can be given that all such agreements will be on such terms.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------  -----------------------------------------------------------------------
2.1      Agreement of Reorganization with Go Phone, dated February 24, 1998.*
3.1      Revised and Restated Certification of Incorporation. *
3.2      Bylaws. *
4.1      Certificate of Determination of Series A Convertible Preferred Stock
4.2      Certificate of Determination of Series B Convertible Preferred Stock
4.3 Option Agreement with Kipling Finance Co., dated December 23, 1999 in connection with Fee Agreement (exhibit 10.22)
9.1 The Star Trust Agreement, as Amended December 23, 1999 with Promissory Note for $728,000
9.2      The Margarita Villas Real Estate Trust Agreement, effective December
         27, 1999
10.1     Form of Indemnification Agreement. *
10.2     Stock Option Plan. *
10.3     Asset Sale Agreement, dated August 16, 1999 for sale of Banner.ad.*
10.4 Agreement of Purchase and Sale, dated November 30, 1997, for purchase of hotel property known as Margarita Villas between Donald Patrick Fultz and Go Phone Inc.
10.5(i) Stock Acquisition Agreement - Proposed Business Combination with Country Star Restaurants, Inc. dated March 5, 1999
10.5(ii) Stock Acquisition Agreement between Go Call Inc. and Dan J. Rubin, Roy
         B. Rubin MD PC, Money Purchase Pension Plan and Daniela Nourani, dated March 11, 1999
10.6 Agreement for the Repurchase and Sale of Stock and Release and Indemnification dated August 5, 1999 with respect to the Stock Acquisition Agreement dated March 11, 1999, exhibit 10.5
10.7 Promotion Agreement between PageMaster Corporation and Go Call, Inc., dated March 12, 1999
10.8 Security and Pledge Agreement dated March 18, 1999 with Country Star Restaurants, Inc. with Secured Promissory note for $500,000
10.9     Indexus Agreement with Irving Insik Moon, dated April 17, 1999.
10.10    Loan Agreement between Kevin Gilbert and Go Cash Inc. dated May 15,
         1999
10.11    Consultant Agreement with Connoisseur Club, Inc. dated July 1, 1999
10.12    Agreement with MPACT IMMEDIA TRANSACTION SERVICES LTD. dated July 29,
         1998
10.13 Contract between Web Wonders and Go Cash Inc./Go Call Inc. for services dated August 29, 1999
10.14    Consultant Agreement with Jake Canceli dated September 1, 1999
10.15    Consultant Agreement with Michael Ruge dated September 1, 1999
10.16    Consultant Agreement with Michael Avatar dated September 1, 1999
10.17 Internet Accounts for Sale/Asset Purchase Contract and Receipt with Path Finder Property Corporation and its registered operating division "SmokeSignal", dated October 29, 1999.
10.18    Consulting Agreement with Melissa Blake, dated November 21, 1999.
10.19 Agreement of Purchase and Sale between Go Call Inc. and 1246665 Ontario, Inc., dated November 27, 1999 for sale of Go Internet Cafes.
10.20 Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated December 14, 1999 for sale of Margarita Villas
10.21 Agreement between Go Cash Inc. and Sid Diamond for consulting services, dated December 22, 1999
10.22 Fee Agreement for Introduction Services with Kipling Finance Co., dated December 23, 1999
10.23 Investment Stock Purchase Agreement dated December 23, 1999 with Madison Holdings Inc., including Promissory note for $125,000 from ACS Financial, Inc. and Promissory note for $125,000 from Madison
         Holdings, Inc.
10.24 Amended Note for Common Stock Exchange Agreement, dated December 23, 1999 for sale of Country Star Restaurants, Inc. to Star Liquidation Company, LLC
10.25    Exchange Agreement dated December 23, 1999 with The Hartcourt Companies
         Inc.
10.26 Public Relations and Consulting Agreement with Wall Street Marketing Group Inc., dated December 27, 1999
10.27 Agreement of Limited Partnership, Sevada Holdings Ltd., IV, effective December 1999.
10.28 Letter from Tide Lines, LLC dated January 18, 2000 terminating the sale agreement dated August 16, 1999 for sale of Banner.ad
17.1(i) Resignation of Michael Ruge as Director, Chief Executive Officer and President of the Corporation, dated December 29, 1999
17.1(ii) Consent to Act as Director and Officer of the Corporation of James
         Hammer, dated December 22, 1999
17.1(iii)Consent to Act as Chief Executive Officer of the Corporation and continue as a Director of the Corporation of Irving Moon, dated December 29, 1999
27.1     Financial Data Schedule

-----------------
*    Indicates previously filed documents.

(a)      REPORTS ON FORM 8-K
         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         GoCall, Inc
                                                    --------------------------
                                                         (Registrant)


                                                  By  /s/ Irving Moon
                                                    --------------------------
                                                    Irving Moon, Chief Executive
                                                    Officer

                                                Date       March 27, 2000
                                                    --------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                  By  /s/ Irving Moon
                                                    --------------------------
                                                    Irving Moon, Chief Executive
                                                    Officer and Director

                                                Date       March 27, 2000
                                                    --------------------------


                                                  By  /s/ James Hammer
                                                    --------------------------
                                                    James Hammer, Director

                                                Date       March 27, 2000
                                                    --------------------------