Form 10QSB
period 2000-03-31
GO CALL INC
filed 2000-05-22
CIK 1059689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-27509

                                  GO CALL, INC.
                                  -------------
            (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    65-0794980
            --------                                    ----------
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


       OFICENTRO EJECUTIVO LA SABANA, TORRE 6, PISA 2 (OFICINA LOBONEGRO)
                              SAN JOSE, COSTA RICA
                              --------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (506) 290-7587

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practical date:

                                              OUTSTANDING AT
                     CLASS                     May  19, 2000
                     -----                   ----------------
               Common Stock                      25,865,003
               Series B Preferred Stock              10,000


Transitional Small Business Disclosure Format (Check one)Yes ( ) No(X)

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.










         GO CALL INC.

         REVIEW ENGAGEMENT REPORT
         AND FINANCIAL STATEMENTS

         THREE MONTHS ENDED MARCH 31, 2000

REVIEW ENGAGEMENT REPORT





To the Shareholders of
Go Call Inc.

We have reviewed the consolidated balance sheet of Go Call Inc. as at March 31, 2000 and the statements of operations, changes in shareholders' equity and cash flows for the three months then ended. These financial statements are the responsibility of the company's management. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review is substantially less in scope than an audit, the objective of which is the expression of an opinion regarding the financial statements taken as a whole, and accordingly, we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these consolidated financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States.

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


                                                            /s/ Collins Barrow

Chatham, Ontario, Canada
May 17, 2000                                               CHARTERED ACCOUNTANTS

GO CALL INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000










Consolidated balance sheet                                                1

Consolidated statement of operations                                      2

Consolidated statement of changes in shareholders' equity                 3

Consolidated statement of cash flows                                      4

Notes to consolidated financial statements                                5 - 12

GO CALL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                    MARCH 31         DECEMBER 31
                                                      2000              1999
ASSETS

CURRENT ASSETS
Cash                                              $    11,334       $    79,424
Deposits receivable                                   334,735           502,264
Other receivables                                      14,089            15,342
Due from related parties (note 3)                      11,615               nil
Other assets                                           37,284            28,886
                                                  ------------      ------------
                                                      409,057           625,916
LONG-TERM ASSETS
Notes receivable (note 6)                           1,166,054         1,163,554
Investment in Global Indexus Inc. (note 4)            259,112           188,366
Fixed assets at cost, net (note 5)                  2,100,170         2,139,938
                                                  ------------      ------------

                                                  $ 3,934,393       $ 4,117,774
                                                  ============      ============

LIABILITIES

CURRENT LIABILITIES
Player deposits (note 6)                          $    27,431       $    15,342
Accounts payable and accrued charges                1,206,281           965,067
Due to related parties (note 3)                       253,885           328,067
                                                  ------------      ------------
                                                    1,487,597         1,308,476
                                                  ------------      ------------
SHAREHOLDERS' EQUITY

Capital stock (note 7)                              8,902,294         8,756,974
Accumulated deficit                                 6,283,832         5,792,655
Accumulated other comprehensive loss                 (171,666)         (155,021)
                                                  ------------      ------------
                                                    2,446,796         2,809,298
                                                  ------------      ------------

                                                  $ 3,934,393       $ 4,117,774
                                                  ============      ============

GO CALL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED MARCH 31
                                                        2000            1999

REVENUE
Wagering revenues, net of payouts (note 6)         $     81,369    $     29,700
Other revenue                                            14,443         119,223
                                                   -------------   -------------
                                                         95,812         148,923

DIRECT EXPENSES                                          41,833          94,502
                                                   -------------   -------------

GROSS PROFIT                                             53,979          54,421
                                                   -------------   -------------

EXPENSES
Amortization and depreciation                            39,767          27,890
Bank charges and interest                                 5,417           3,531
General and administrative                              499,972         244,553
                                                   -------------   -------------
                                                        545,156         275,974
                                                   -------------   -------------

NET LOSS                                           $    491,177    $    221,553
                                                   =============   =============


Net loss per common share                          $      (0.02)   $      (0.02)
                                                   =============   =============

Weighted average number of shares outstanding        23,285,156      14,250,152
                                                   -------------   -------------


GO CALL INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31, 2000

                                                                                                         Subscriptions
                                                                                           Additional    received for
                                          Preferred Stock             Common Stock           Paid-in        Common
                                        Shares       Amount       Shares        Amount       Capital         Stock
                                        ------       ------       ------        ------       -------         -----
December 31, 1999                      185,439      $   186     22,741,909      $ 22,741    $9,090,728   $  (356,681)
Prior period adjustment (note 9)     ---------------------------------------------------------------------------------
December 31, 1999 restated             185,439          186     22,741,909         22,74     9,090,728      (356,681)
Comprehensive income:
   Net loss
   Foreign currency translation
     adjustment
Issuance of stock for cash              10,000           10         50,000            50        65,940
Issuance of stock for
    products or services                                           112,000           112        79,208
Conversion of preferred stock
    to common stock                   (185,439)        (186)     2,897,484         2,897        (2,711)
                                     ---------------------------------------------------------------------------------
                                        10,000      $    10     25,801,393      $ 25,800    $9,233,165   $  (356,681)
                                     ---------------------------------------------------------------------------------

                                     Accumulated         Comprehensive        Shareholders'
                                       Deficit           Income (loss)          Equity
                                       -------           -------------          ------
December 31, 1999                  $ (5,717,655)         $ (155,021)          $ 2,884,298
Prior period adjustment (note 9)        (75,000)                                  (75,000)
                                   --------------------------------------------------------
December 31, 1999 restated           (5,792,655)           (155,021)            2,809,298
Comprehensive income:
   Net loss                            (491,177)                                 (491,177)
   Foreign currency translation
     adjustment                                             (16,645)              (16,645)
Issuance of stock for cash                                                         66,000
Issuance of stock for
    products or services                                                           79,320
Conversion of preferred stock
    to common stock                                                                   nil
                                   --------------------------------------------------------

                                   $ (6,283,832)         $ (171,666)           $2,446,796
                                   --------------------------------------------------------

Authorized Capital Stock

100,000,000 common shares, par value $0.001
2,000,000 preferred shares, par value $0.001

GO CALL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

THREE MONTHS ENDED MARCH 31
                                                       2000              1999
CASH PROVIDED BY (USED IN)

OPERATIONS
Net loss                                            $(491,177)        $(221,553)

Items not requiring cash:
Amortization and depreciation                          39,767            27,890
Services paid with common shares                       79,320           336,151
                                                    ----------        ----------
                                                     (372,090)          142,488
Net change in non-cash working
capital items affecting operations                    413,688          (175,874)
                                                    ----------        ----------
                                                       41,598           (33,386)
                                                    ----------        ----------

INVESTING
Advances to Global Indexus Inc.                       (50,000)              nil
Purchase of capital assets                                nil           (36,625)
                                                    ----------        ----------
                                                      (50,000)          (36,625)
                                                    ----------        ----------

FINANCING
Advances repaid to related parties                   (251,727)           (4,915)
Advances received from related parties                165,930               nil
Advances made to investments                          (23,246)              nil
Issue of common shares for cash                        16,000           117,854
Issue of preferred shares for cash                     50,000               nil
                                                    ----------        ----------
                                                      (43,043)          112,939
                                                    ----------        ----------

Effect of exchange rate changes                       (16,645)          (15,980)
                                                    ----------        ----------
INCREASE (DECREASE) IN CASH POSITION                  (68,090)           26,948
CASH, BEGINNING                                        79,424            42,962
                                                    ----------        ----------

CASH, ENDING                                        $  11,334         $  69,910
                                                    ==========        ==========

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000

--------------------------------------------------------------------------------

1.      ACCOUNTING POLICES

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

Effective July 3, 1999, the Company formed Go Cash Inc., a 100% owned subsidiary located in Costa Rica to process all e-commerce activity related to the company's gaming business. The Company holds a 100% interest in a Canadian subsidiary corporation which is virtually dormant.

In an attempt to focus the activity of the company on its core business, Internet, the Company has liquidated all of its telecommunication services and other non-Internet related businesses during the prior year and has begun investment into Go Indexus, a sophisticated search engine.

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

REVENUE RECOGNITION

Net revenues from e-commerce activities is extrapolated from player losses based on revenue sharing formulas in the agreements with licensors (note 6).

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and as such, include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000

--------------------------------------------------------------------------------

1.      ACCOUNTING POLICES (continued)

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

--------------------------------------------------------------------------------

2.      GOING CONCERN

--------------------------------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As noted in the Company's audited consolidated financial statements for the years ended December 31, 1999 and December 31, 1998, the company has incurred significant net losses. This factor, among others, raises substantial doubt as to the company's ability to obtain long-term debt or equity financing and achieve profitable operations. The company's ability to continue as a going concern is dependent upon its ability to generate positive cash flows from operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its business ventures and provide the capital considered necessary to support operations.

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000


--------------------------------------------------------------------------------

3.      RELATED PARTIES BALANCES                         March 31    December 31
                                                             2000           1999

--------------------------------------------------------------------------------


DUE FROM RELATED PARTIES
Non-interest bearing advances made to
employees, without specific terms of repayment          $  11,615    $     nil
                                                        ==========   ==========

DUE TO RELATED PARTIES Payable to an employee,
bearing interest at an effective rate of 22.7%
per annum payable in monthly installments of $60,000
principal and interest, due in full April 1, 2000       $  88,660    $ 233,611

Non-interest bearing advances received from
employees, without specific terms of repayment                nil       94,456

Non-interest bearing advances received from
shareholders, without specific terms of repayment         165,225          nil
                                                        ---------    ----------

                                                        $ 253,885    $ 328,067
                                                        =========    ==========

In December 1999, shareholder advances totaling $931,070 were extinguished in full by the issuance of 185,439 shares of Series B Convertible Preferred Stock.

Subsequent to the quarter end, the amount payable to an employee due April 1, 2000 has become a non-interest bearing advances without specific terms of repayment.

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000


--------------------------------------------------------------------------------

4.      INVESTMENT IN GLOBAL INDEXUS INC.               March 31     December 31
                                                             2000           1999

--------------------------------------------------------------------------------

Proceeds of share sales allocated to Investment:
                 Common shares                          $ 188,366     $ 188,366
                 Preferred shares                          50,000           nil
                                                        ----------    ---------
                                                          238,366       188,366
Additional advances made to Investment                     20,746           nil
                                                        ----------    ---------

                                                        $ 259,112     $ 188,366
                                                        ==========    ==========

Pursuant to an agreement signed April 17, 1999, the Company has agreed to acquire a 49% interest in Global Indexus Inc., a joint venture company between Go Call Inc. and Irving Moon, a director of the company. In exchange for its 49% interest in Indexus, the Company is obligated to issue to Global Indexus Inc. or sell on behalf of Global Indexus Inc., $1,225,000 worth of common shares of Go Call Inc.


--------------------------------------------------------------------------------

5.      FIXED ASSETS at cost, net

--------------------------------------------------------------------------------

Included in the fixed assets of the company are hotel real estate and furnishings, with at net book value of $1,944,922, that has been contributed to the company's investment in Sevada Holdings, Ltd. IV.


--------------------------------------------------------------------------------

6.      MEASUREMENT UNCERTAINTY AND ECONOMIC DEPENDENCE

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

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000

--------------------------------------------------------------------------------

6.      MEASUREMENT UNCERTAINTY AND ECONOMIC DEPENDENCE (continued)

--------------------------------------------------------------------------------

NOTES RECEIVABLE
In December 1999, the company has sold its investment in Country Star Restaurants, Inc. ("CSR") and took back a note receivable in the amount of $728,000 due in full with accumulated interest at an annual rate of 5%, December 23, 2004. Prior to the sale, cash advances were made to CSR by the Company totaling $435,554 which are to be repaid to the Company as Star operations permit.

During the quarter ended March 31, 2000, the purchaser of CSR, Star Liquidation Company LLC ("Star"), has filed a petition for bankruptcy of CSR. The note receivable from Star bears prepayment rights that allow the company an amount equal to 50% of the net proceeds of any asset sale involving any Star assets, subject to Star's bankruptcy proceedings and/or the rights of creditors. There is no direct security for the principal amount of the note. Prior to the sale of CSR to Star, the company registered a general security agreement against all of the monetary and non-monetary assets of CSR as security for the advances made to the CSR.

It is unclear at the date of issue of these financial statements how Star's petition for bankruptcy of CSR, will affect the company's ability to realize on the full value of the note and advances related to CSR. The company has not recognized any allowance for doubtful collection of these amounts as of March 31, 2000. Any changes which would result in the company not being able to collect the full value of these amounts will be booked in the period of change.

WAGERING REVENUES AND PLAYER DEPOSITS LIABILITY
The Company derives substantially all of its revenue from its gaming activities (85% for the quarter ended March 31, 2000 - 91% for the year ended December 31, 1999). As at the date of the financial statements, the Company is economically dependent on one vendor for the processing of substantially all of the gaming revenues.

The Company stopped receiving reports of gaming activity from the owner of the gaming license in October 1999, which calculate the amount of player losses. As a result, the company has estimated the amount of player deposit liability and net wagering revenue earned by the Company for the quarter ended March 31, 2000. Any changes in these amounts, which may result when the actual invoices are received, which could be material, will be booked in the period of change.

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000

--------------------------------------------------------------------------------

7.      CAPITAL STOCK                                 March 31       December 31
                                                          2000              1999

--------------------------------------------------------------------------------

AUTHORIZED
2,000,000     preferred  shares,  par value $0.001
100,000,000   common shares, par value $0.001

ISSUED
10,000 (185,439 - December) Series B Convertible
   Preferred shares, at par                           $        10   $       186
25,801,393 (22,741,909 - December) Common
   shares, at par                                          25,800        22,741
 Additional paid-in capital                             8,995,005     8,851,468
 Fair value of options issued                             238,160       239,260
 Subscriptions outstanding                               (356,681)     (356,681)
                                                      ------------  ------------

                                                      $ 8,902,294   $ 8,756,974
                                                      ============  ============
ISSUANCE
During the quarter, 50,000 common shares were issued out of treasury pursuant to an option to purchase shares at a specified price of $0.32 per share. The options were valued in the prior period at $1,100.

During the quarter, 185,439 Series B Convertible Preferred shares were converted into 2,897,484 common shares.

During the quarter, 10,000 Series B Convertible Preferred shares were issued out of treasury in exchange for $50,000 cash.

No options or warrants were issued during the quarter.

--------------------------------------------------------------------------------

8.      ISSUANCE OF PREFERRED STOCK

--------------------------------------------------------------------------------

On December 23, 1999, the company entered into an agreement with Hartcourt Companies Inc., to issue 1,000,000 shares of its Series A Preferred stock, convertible into 10 common shares for each preferred share, in exchange for specified share certificates and the right to appoint 3 of the 5 members of the board of directors.

As of the date of the financial statements, Hartcourt has been unable to fulfill their portion of the contract and as a result, management is unable to reasonably determine the value of the transaction. Management is currently negotiating an equitable settlement with Hartcourt. As a result of the uncertain nature of the outcome of the negotiations or the nature or amount to be settled upon, the company has not recorded the issuance of the preferred stock or the acquisition of any related assets as of March 31, 2000. Any change to the financial statements as a result of these negotiations will be recorded in the period of settlement.

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000

--------------------------------------------------------------------------------

9.      PRIOR PERIOD ADJUSTMENT

--------------------------------------------------------------------------------

The company and/or its subsidiaries and/or former officers, had been named as a defendant in a lawsuit seeking damages for breach of contract. In April 2000, the court awarded a judgment in favor of the plaintiff. An accrual for the judgment in the amount of $75,000 has been recorded in the financial statements for the quarter ended March 31, 2000 and adjusted in the prior year's accumulated deficit and prior year's accrued charges


--------------------------------------------------------------------------------

10.     FINANCIAL INSTRUMENTS AND CREDIT RISK

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

FOREIGN EXCHANGE RISK MANAGEMENT

The company does not use forward exchange contracts or other hedging instruments to manage exposures, resulting from foreign exchange fluctuations in the ordinary course of business. Unless otherwise disclosed in the notes to the financial statements, the estimated fair value of foreign denominated assets and liabilities approximates carrying value, translated at the prevailing exchange rates at period end.

CONCENTRATION OF CREDIT RISK

Of the deposits receivable outstanding at March 31, 2000, $334,713 relates to player deposits and gaming reserve related to internet gaming activities, held by the management organization contracted to process client bids and pay outs. The company monitors the activity of the gaming operations and deposits from the management organization on a regular basis.

GO CALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2000


--------------------------------------------------------------------------------

11.     INDUSTRY SEGMENT AND GEOGRAPHIC
        INFORMATION

--------------------------------------------------------------------------------

In accordance with statutory requirements, the Board of Directors has determined that the company and its subsidiary are engaged in one principal industry segment, as a provider of Internet gaming and other telecommunication and Internet products and services as follows: Three months ended March 31
                                                         2000           1999
Revenue:
     Internet gaming                                  $   81,369    $   29,700
     Other telecommunication products and services        14,443       119,223
                                                      -----------   -----------

                                                      $   95,812    $  148,923
                                                      ===========   ===========
Loss from operations:
     Internet gaming                                  $ 186,244$        17,861
     Other telecommunication products and services       304,933       203,692
                                                      -----------   -----------

                                                      $  491,177    $  221,553
                                                      ===========   ===========

                                                       March 31     December 31
                                                         2000          1999
Identifiable assets are located in as follows:

     Canada                                           $  409,752    $  361,000
     United States                                     1,166,054     1,163,554
     Cost Rica                                           413,665       614,247
     Dominion Republic                                 1,944,922     1,978,973
                                                      -----------   -----------

                                                      $3,934,393    $4,117,774
                                                      ===========   ===========


--------------------------------------------------------------------------------

12.     COMPARATIVE FIGURES

--------------------------------------------------------------------------------


The presentation of certain accounts of the previous period, has been changed to conform with the presentation adopted for the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        This quarterly report for the period ended March 31, 2000 on Form 10-QSB, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include the factors disclosed in the "Risk Factors" section of the Annual Report for the period ended December 31, 2000 on Form 10-KSB, which readers of this Quarterly Report should consider carefully.

        The Company incurred losses of $491,177 and $221,553 for the quarters ended March 31, 2000 and March 31, 1999, respectively. The auditor's report for the year ended December 31, 1999 and the quarter ended March 31, 2000, states that, "the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern." The Company expects to continue to incur operating losses over at least the next nine months, and no assurance can be given that the Company will be able to continue. In 1999 and 2000, the Company has been financing its cash flow needs through the sale of its Common Stock and related party loans. In order to achieve profitability, the Company will have to identify and exploit E-commerce ventures which are accepted on a commercial basis, and no assurance can be given that the Company will be able to accomplish this goal or, even if it does, that the Company will operate profitably in the future.

        OVERVIEW OF PRESENTATION.

        The Company was incorporated in the State of Louisiana on March 1, 1994, as Omni Advantage Inc. Effective February 12, 1998, the Company formed a subsidiary company, Go Call, Inc., in the State of Delaware. Pursuant to a Certificate of Merger, February 17, 1998, the Company has merged with the subsidiary company and continues operations as Go Call, Inc.

        The Company entered into an Agreement with Go Phone Inc., an Ontario (Canada) corporation ("Go Phone"), dated as of February 23, 1998 (the "Reorganization Agreement"), pursuant to which the Company issued 5,906,175 shares of Common Stock to the former stockholders of Go Phone in exchange for 100% of the issued and outstanding capital stock of Go Phone. In connection with the Reorganization Agreement, Go Phone merged into a wholly-owned subsidiary of the Company, known as Omni Advantage Canada Limited, an Ontario (Canada) corporation, which subsequently changed its name to Go Call Canada, Inc. ("Go Call Canada"). The Company holds a 100% interest in this Canadian subsidiary corporation which is now virtually dormant.

        Effective July 3, 1999, the Company formed Go Cash Inc., a 100% owned subsidiary located in Costa Rica which performs all of the functions of the Company's business of providing turnkey management services to electronic gaming companies. These services are performed outside the United States. Go Cash's services include ongoing marketing of the gaming businesses and performing calculations, preparing the website graphical interface with the customer, managing secure electronic transfer of funds, administration of customer support service, continuous update of website and addition of new games. Certain specific services, such as processing of credit card transactions, are outsourced to unrelated third parties.

        Country Star Restaurants, Inc., a Delaware corporation ("Country Star") operated a country music theme restaurant in Southern California. Pursuant to a Stock Acquisition Agreement dated as of March 11, 1999, the Company acquired approximately 92% of the issued and outstanding common stock of Country Star from the three principal shareholders of Country Star in exchange for 4,552,751 shares of the Company's Common Stock, which represented twenty-three percent (23%) of all of the Company's issued and outstanding Common Stock. After the Company assumed control of Country Star's operations, the Company advanced approximately $435,554 to Country Star in exchange for a promissory note secured by all of Country Star's assets. Management of the Company subsequently determined that the Company had not received complete disclosure of Country Star's operations and, pursuant to a Repurchase Agreement, dated as of August 5, 1999, redeemed the 4,552,751 shares of its Common Stock for a cash payment of $728,440. The value of $728,440 or 16 cents per share was the payment negotiated between two non-arm's length parties. The Country Star Shareholders who sold their shares to Go Call, Inc. offered the price of $728,440 and the Company agreed. The Company paid the agreed amount and certificate number 3100/2 for 4,552,751 shares of the Company common stock was returned to the transfer agent, Interwest Transfer, and cancelled. As of August 19, 1999, Country Star and the Company agreed to terminate plans to merge the two companies and the Company announced its intention to dispose of its interest in Country Star. On December 23, 1999, the Company sold their 92% interest in Country Star Restaurants to Star Liquidation Company LLC, and received in return a note of $728,000, bearing interest at the rate of 5% per annum due in full in December, 2004.

        Subsequent to December 31,1999, the purchaser of Country Star Restaurants, Inc., Star Liquidation Company LLC filed a petition for bankruptcy of Country Star Restaurants, Inc. The note receivable from Star Liquidations bears prepayment rights that allows the Company an amount equal to 50% of the net proceeds of any asset sale involving any Star Liquidation asset, subject to Country Star Restaurant bankruptcy proceedings and/or the rights of creditors. There is no direct security for the principal amount of the note. Prior to the sale of Country Star Restaurant, Inc., the Company registered a general security agreement against all of the monetary and non-monetary assets of Country Star as security for the advances made.

        In an attempt to focus the activity of the company on its core business, Internet, the Company has liquidated all of its telecommunication services and other non-Internet related businesses during the prior year and has begun investment into Go Indexus, a sophisticated search engine.

        The consolidated financial statements of the Company, included elsewhere in this Quarterly Report on Form 10-Q, have been presented, for accounting purposes, as a recapitalization of Go Call Canada, with Go Call Canada as the acquirer of Omni Advantage Inc. Further, the consolidated financial statements reflect the operations of Go Cash, commencing from its inception on July 3, 1999. For purposes of clarity in this section, the term "Company" reflects the financial condition and results of operations of Go Call Canada , and the combined operations of the parent holding company, Go Call Inc., a Delaware corporation, and Go Call Canada following the completion of the Reorganization Agreement, and of Go Cash following July 1, 1999.

  RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 AND MARCH 31,1999.
  -----------------------------------------------------------------------------

        Total revenues for the quarter ended March 31, 2000 decreased approximately 36% to $95,812 from $148,923 for the quarter ended March 31, 1999. Total revenues principally include: (i) revenues generated from wagers processed, net of payouts, from the Company's E-commerce gaming processing business operations, and (ii) revenues related to the Company's telecommunications products and services.

        The revenues from other revenue sources than e-commerce gaming processing during the quarter ended March 31, 2000 decreased 88% to $14,433 from $119,223 for the quarter ended March 31, 1999 due to the Company liquidating all of its telecommunications and non- internet related business, other than its hotel ownership. E-commerce gaming processing revenues during the quarter ended March 31, 2000 increased 174% to $81,369 from $29,700 from the quarter ended March 31, 1999. This increase is primarily related to the continued development and marketing of the Company's E-commerce gaming processing business.

        Total operating expenses during the quarter ended March 31, 2000 increased 58% to $586,989 from $370,476 for the quarter ended March 31, 1999. Total operating expenses principally include: (i) direct expenses, (ii) bank charges and interest expenses, (iii) general and administrative expenses, and
(iv) amortization and depreciation expenses, as follows:

        General and administrative expenses during the quarter ended March 31, 2000 increased 104% to $499,972 from $244,553 during the quarter ended March 31, 1999. This increase related to $80,000 spent on third party investor relations firms, $65,000 spent to comply with the contract for the sale of Country Star Restaurants, Inc. , additional legal and accounting costs due to becoming a fully reporting company, as well as additional costs including higher consulting fees related to the running of a new subsidiary, Go Cash, Inc.

        Direct expenses during the quarter ended March 31, 2000 decreased 1% to $53,979 from $54,421 at March 31, 1999. This 2000 decrease primarily resulted from management's focusing on its core internet business.

        Bank charges and interest expenses during the quarter ended March 31, 2000 increased a negligible amount to $5,417 from $3,531 for the quarter ended March 31, 1999. This increase primarily relates to increased interest on the related party loan transactions. See "Liquidity and Capital Resources."

        In addition, amortization and depreciation expenses during the quarter ended March 31, 2000 increased 43% to $39,767 from $27,890 at March 31, 1999. The increase related to the depreciation of certain computer software and hardware acquired by the company in 1999 and 2000.

        As a result of the foregoing, the Company generated a net loss of $491,177 during the quarter ended March 31, 2000. The Company generated a net loss of $221,553 during the quarter ended March 31, 1999. See "Liquidity and Capital Resources."

        LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1999, the ratio of current assets to current liabilities was .48 to 1, and .27 to 1 at March 31, 2000.

        The Company's cash flow needs for the quarter ended March 31, 2000 and the year ended December 31, 1999, were primarily provided from operations, related party loans and financings related to sales of the Company's securities.

        During the twelve (12) months ended December 31, 1999, the Company received gross proceeds of $1,514,634 from the sale of an aggregate of 2,993,953 shares of Common Stock. During the quarter ended March 31,2000, the Company received gross proceeds of $66,000 for the issuance of Preferred and Common Stock.

        Cash and cash equivalents were $79,424, as of December 31, 1999. Cash and cash equivalents were $11,334, as of March 31, 2000. The decrease from December 31, 1999 was primarily attributable to the reduction in the Company's capital raising activity and continued losses.

        As of March 31, 2000, the Company's borrowings grew 14% to $1,487,597 from $1,308,476 as of December 31, 1999. The growth of the borrowings was due to an increase in accounts payable and accrued expenses of 25% to $1,206,281 from $965,067 and an increase in player deposits of 79% to $27,431 from $15,342, offset by a 23% decrease in related party loans to $253,885 from $328,067. The increase in accounts payable and accrued expenses was due to the repayment of $240,112 in related party loans plus interest and the lack of available cash. The decrease in related party loans is due to the $240,112 repayment noted above and less money being borrowed from such parties.

        The Company had loans payable at March 31,2000 of $253,885 that are made up of non-interest bearing advances received from employees and stockholders, without specific terms of repayment. $88,660 of these loans was originally due April, 2000, but was renegotiated to a demand loan after the quarter ended March 31, 2000. As of March 31, 2000, the Company was owed $11,615 in advances made to employees.

        Net cash used in operating activities was $41,598 and ($33,386) for the quarters ended March 31, 2000 and 1999, respectively. Net Cash used in operations during the quarter ended March 31, 2000 primarily consisted of a net cash loss from operations of $372,090, a $241,214 increase in accounts payable that was discussed above and a $167,529 decrease in deposits receivable mostly due to the refund of old reserves being held by the credit card processing company on player deposits. Net Cash used in operations during the quarter ended March 31, 1999 primarily consisted of net cash profit from operations of $142,488, a $115,000 increase in accounts receivable mostly due to reserves being held by the credit card processing company on player deposits, a $33,000 decrease in accounts payable and accrued expenses, and a $27,000 increase in other assets.

        Net cash used in investing activities was $50,000 and $36,625 for the quarters ended March 31, 2000, and 1999, respectively. In the quarter ended March 31, 2000, the Company utilized $50,000 to purchase an additional stock ownership position in Global Indexus, Inc, while during the quarter ended March 31,1999, the company utilized $36,625 to buy fixed assets.

        Net cash provided by financing activities was $(43,043) and $112,939 for the quarters ended March 31, 2000 and 1999, respectively. In the quarter ended March 31, 2000, the Company repaid $251,727 in related party loans and made $20,746 in cash advances to Global Indexus, Inc.; these amounts paid were partially offset by $165,930 received in related party loans and $66,000 obtained from the issuance of Series B Preferred Stock and Common Stock. In the quarter ending March 31,1999, the Company received $117,854 for issuing Common Stock; this new financing was partially offset by repayment of $4,915 in related party loans.

        THE COMPANY HAS HISTORICALLY FINANCED ITS OPERATIONS THROUGH WORKING CAPITAL PROVIDED BY OPERATIONS, RELATED PARTY LOANS AND THE PRIVATE PLACEMENT OF EQUITY AND DEBT SECURITIES. THE COMPANY'S ABILITY TO CONTINUE ITS OPERATIONS IS CURRENTLY DEPENDENT ON FINANCING FROM EXTERNAL SOURCES. THERE CAN BE NO ASSURANCES THAT ADDITIONAL CAPITAL WILL BE AVAILABLE ON TERMS FAVORABLE TO THE COMPANY OR AT ALL, OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT CASH FLOW IN ORDER TO SUSTAIN OPERATIONS. TO THE EXTENT THAT ADDITIONAL CAPITAL IS RAISED THROUGH THE SALE OF ADDITIONAL EQUITY OR DEBT SECURITIES, THE ISSUANCE OF SUCH SECURITIES COULD RESULT IN ADDITIONAL DILUTION TO THE COMPANY'S STOCKHOLDERS. IN THE EVENT THAT THE COMPANY EXPERIENCES THE NEED FOR ADDITIONAL CAPITAL, AND IS NOT ABLE TO GENERATE CAPITAL FROM FINANCING SOURCES OR FROM FUTURE OPERATIONS, MANAGEMENT MAY BE REQUIRED TO MODIFY, SUSPEND OR DISCONTINUE THE OPERATIONS OF THE COMPANY.

        THE COMPANY'S ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PRESENTED ON THE BASIS THAT IT IS A GOING CONCERN, WHICH CONTEMPLATES THE REALIZATION OF ASSETS AND THE SATISFACTION OF LIABILITIES IN THE NORMAL COURSE OF BUSINESS. AS NOTED IN THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998, THE COMPANY HAS INCURRED SIGNIFICANT NET LOSSES. THIS FACTOR, AMONG OTHERS, RAISES SUBSTANTIAL DOUBT AS TO THE COMPANY'S ABILITY TO OBTAIN LONG-TERM DEBT OR EQUITY FINANCING AND ACHIEVE PROFITABLE OPERATIONS. THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON ITS ABILITY TO GENERATE POSITIVE CASH FLOWS FROM OPERATIONS. THESE ACCOMPANYING FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS RELATED TO THE RECOVERABILITY AND CLASSIFICATION OF RECORDED ASSET AMOUNTS OR THE AMOUNTS AND CLASSIFICATION OF LIABILITIES THAT MIGHT BE NECESSARY SHOULD THE COMPANY BE UNABLE TO CONTINUE IN EXISTENCE. IN THE INTERIM PERIOD, MANAGEMENT IS STILL SEEKING ADDITIONAL INVESTMENT CAPITAL TO SUPPORT ITS BUSINESS AND PROVIDE THE CAPITAL CONSIDERED NECESSARY TO SUPPORT OPERATIONS.

        FOREIGN CURRENCY TRANSLATION

        Foreign currency assets and liabilities of the Company have been translated in the Company's financial statements from Canadian dollar values into United States dollar values, at the rate of exchange prevailing at the balance sheet date. Foreign currency revenues and expenses are translated at average exchange rates for the period reported.

        The statement of cash flows in the Company's financial statements reflect an effect of exchange rate changes on cash in the following amounts for the following periods: ($16,645) and ($15,980) during the quarters ended March 31, 2000 and 1999, respectively.

        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is not currently exposed to market risks due to changes in interest rates and foreign currency rates, and therefore, the Company does not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Harvey Productions, Inc. vs. Michael Ruge and Go Call, Inc., Los Angeles County Superior Court Case No. Sc 054315. Harvey Productions approached GoCall, Inc. regarding Harvey producing a video for GoCall to be shown on cable television to promote awareness of the Company. A Complaint was filed against the Company and Michael Ruge, a past Chief Executive Officer of the Company on or about September 23, 1998, claiming $75,000 in damages with respect to an alleged contract for television production services and distribution of a syndicated television program. The Complaint alleged breach of contract, fraud and deceit, common count, open book account and account stated. The Complaint included a prayer for special damages according to proof, general damages according to proof, attorney's fees according to proof, costs of suit, punitive damages and interest. The Complaint also alleged that the Company is the alter ego of Mr. Ruge. In April 2000, the court found in favor of Mr Ruge, but awarded a judgment in favor of the plaintiff against Go Call, Inc. An accrual for the judgment in the amount of $75,000 has been recorded in the financial statements for the quarter ended March 31, 2000 and adjusted in the prior year's accumulated deficit and prior year's accrued charges. Additional costs relating to interest and court costs will be accrued in the quarter ended June 30, 2000.

        Except as set forth above, the Company knows of no material legal actions, pending or threatened, or judgment entered against the Company or any executive officer or director of the Company, in his capacity as such.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        ISSUANCE OF PREFERRED STOCK

        On December 23, 1999, the Company entered into an agreement with Hartcourt Companies Inc., to issue 1,000,000 shares of its Series A Preferred stock, convertible into 10 common shares for each preferred share, in exchange for specified share certificates and the right to appoint 3 of the 5 members of the board of directors.

        As of the date of the financial statements, Hartcourt has been unable to fulfill their portion of the contract and as a result, management is unable to reasonably determine the value of the transaction. Management is currently negotiating an equitable settlement with Hartcourt. As a result of the uncertain nature of the outcome of the negotiations or the nature or amount to be settled upon, the company has not recorded the issuance of the preferred stock or the acquisition of any related assets as of March 31, 2000. Any change to the financial statements as a result of these negotiations will be recorded in the period of settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS-None.

         (b)      REPORTS ON FORM 8-K

                  None



                                    SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GO CALL, INC.
                                           (Registrant)

    Date: May 22, 2000                     /s/    JAMES PALMER
                                           -----------------------------
                                           James Palmer
                                           Chief Executive Officer