Form 10QSB
period 2000-06-30
GO CALL INC
filed 2000-11-13
CIK 1059689

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------

                           Commission File No. 0-27509

                                  GO CALL, INC.
        (Exact name of small business issuer as specified in its charter)
             DELAWARE                                     65-0794980
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

         SABANA SUR, DEL COLEGIO DE MEDICOS Y CIRUJANOS 125 METROS ESTE,
                              SAN JOSE, COSTA RICA
                    (Address of principal executive offices)

                                  506-290-8923
                           (Issuer's telephone number)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the
distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 21, 2000: 27,153,712 shares of common stock.; No shares of Series B Preferred Stock


Transitional Small Business Format:  Yes [   ]  No [ X ]

                                  GO CALL, INC.

                                      INDEX
                                                                            Page
PART I.     Financial Information

            Item I.  Financial Statements (un-audited)                        3

            Condensed Consolidated Balance Sheets - June 30, 2000
            (un-audited)                                                      4

            Condensed Consolidated Statements of Operations (un- audited)
            for the Three and Six Months Ended June 30, 2000 and 1999         5

            Condensed  Consolidated  Statements of Cash Flow (un-audited)
            for the Six Months Ended June 30, 2000 and 1999                   5

            Notes to Consolidated Financial Statements                        7

            Item 2.  Management's Discussion and Analysis of Financial
            Condition                                                        10




PART II.    Other Information                                                15

            Item 1.  Legal Proceedings                                       15

            Item 2.  Changes in Securities                                   16

            Item 6.  Exhibits and Reports on Form 8-K                        17

            Signatures                                                       18

(Inapplicable items have been omitted)

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (un-audited)

In the opinion of management, the accompanying un-audited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                    GOCALL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                                                         JUNE 30,
                                                                                                             2000
                                                                                                  ---------------
CURRENT ASSETS
     Cash........................................................................................ $       14,935
     Deposits receivable.........................................................................        107,375
     Other receivables...........................................................................          9,127
     Other assets................................................................................         87,734
                                                                                                  ---------------
         TOTAL CURRENT ASSETS....................................................................        219,171
                                                                                                  ---------------
PROPERTY AND EQUIPMENT
     Equipment...................................................................................        358,275
     Furniture and Fixtures......................................................................         41,243
     Leasehold Improvements......................................................................          7,602
                                                                                                  ---------------
                                                                                                         407,120
     Less: accumulated depreciation..............................................................       (269,146)
                                                                                                  ---------------
         NET PROPERTY AND EQUIPMENT..............................................................        137,974
                                                                                                  ---------------
INVESTMENT IN GLOBAL INDEXUS INC.................................................................        259,112
INVESTMENT IN SEVADA HOLDINGS LTD. AVAILABLE-FOR-SALE (SEE NOTE 6)...............................      1,959,797
LONG-TERM NOTES RECEIVABLE (SEE NOTE 6)..........................................................      1,166,054
                                                                                                  ---------------

TOTAL ASSETS..................................................................................... $    3,742,108
                                                                                                  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable............................................................................ $    1,156,142
     Player deposits ............................................................................         30,872
     Due to related parties .....................................................................        257,358
                                                                                                  ---------------
     TOTAL CURRENT LIABILITIES...................................................................      1,444,372
                                                                                                  ---------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 6).......................................................              -
STOCKHOLDERS' EQUITY
     Preferred stock $0.001 par value; 2,000,000 shares
       authorized; issued and outstanding: 10,000 shares: .......................................             10
     Common stock, $.001 par value; 100,000,000 shares
       authorized; issued and outstanding 27,044,121 shares: ....................................         27,044
     Additional paid-in capital..................................................................      9,247,347
     Fair value of options issued................................................................        303,160
     Subscriptions outstanding...................................................................       (356,681)
     Accumulated deficit.........................................................................     (6,723,571)
     Accumulated other comprehensive loss........................................................       (199,573)
                                                                                                  ---------------
         TOTAL STOCKHOLDERS' EQUITY..............................................................      2,297,736
                                                                                                  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................... $    3,742,108
                                                                                                  ===============

             The accompanying notes are an integral part of these financial statements.

                                         GOCALL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                                             ----------------------------  ----------------------------
                                                                  2000          1999           2000            1999
                                                             -------------  -------------  -------------  -------------

REVENUES ................................................... $     43,800   $    309,387   $    139,612   $    458,310
COSTS OF REVENUES...........................................       25,838         46,345         67,671        140,847
                                                             -------------  -------------  -------------  -------------

         GROSS PROFIT.......................................       17,962        263,042         71,941        317,463
                                                             -------------  -------------  -------------  -------------

OPERATING EXPENSES
     Depreciation and Amortization..........................       39,074        130,201         78,841        158,091
     General and Administrative.............................      417,079        119,856        917,051        364,410
                                                             -------------  -------------  -------------  -------------

         TOTAL OPERATING EXPENSES...........................      456,153        250,057        995,892        522,501
                                                             -------------  -------------  -------------  -------------

INTEREST EXPENSE............................................       (1,543)           169         (6,960)        (3,362)
                                                             -------------  -------------  -------------  -------------

NET INCOME (LOSS)........................................... $   (439,734)  $     13,154   $   (930,911)  $   (208,400)
                                                             =============  =============  =============  =============

BASIC AND DILUTED LOSS PER COMMON SHARE..................... $      (0.02)  $       0.00   $      (0.04)  $      (0.01)
                                                             =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN PER SHARE CALCULATION......................   26,483,404     19,263,337     25,005,284     18,104,292
                                                             =============  =============  =============  =============

             The accompanying notes are an integral part of these financial statements.

                                    GOCALL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                  FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.................................................................. $   (930,911)  $   (208,400)
   Adjustments to reconcile net loss to cash provided by
     operating activities:
     Depreciation depletion and amortization.................................       78,841        158,091
     Common Stock issued for services and products...........................      132,906        569,474
     Expense related to grant of stock options...............................       65,000              -
     Changes in assets and liabilities, net of assets acquired:
       Deposit receivable....................................................      394,889       (483,616)
       Other receivables.....................................................        6,215              -
       Other assets..........................................................      (58,848)        36,877
       Accounts payable......................................................      191,070         (6,317)
       Player deposits.......................................................       15,530              -
                                                                              -------------  -------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.....................     (105,308)        66,109
                                                                              -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures......................................................      (36,674)      (315,277)
   Advances to related parties...............................................       (2,500)             -
   Advances to Global Indexus, Inc...........................................      (70,746)             -
                                                                              -------------  -------------
     NET CASH USED IN INVESTING ACTIVITIES...................................     (109,920)      (315,277)
                                                                              -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock....................................      216,000        336,839
   Principal payments on notes payable to related parties....................     (251,747)      (476,878)
   Proceeds from issuance of preferred stock.................................       50,000              -
   Proceeds from notes payable to related parties............................      181,038        382,061
                                                                              -------------  -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES...............................      195,291        242,022
                                                                              -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.................      (44,552)             -
                                                                              -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................      (64,489)        (7,146)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..................................       79,424         42,962
                                                                              -------------  -------------
CASH AND EQUIVALENTS AT END OF PERIOD........................................ $     14,935   $     35,816
                                                                              =============  =============

             The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

CONDENSED FINANCIAL STATEMENTS -- The accompanying unaudited condensed consolidated financial statements include the accounts of GoCall, Inc. and its subsidiaries ("GoCall"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with GoCall's most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 1999. In particular, GoCall's significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

BUSINESS CONDITION-- GoCall has accumulated deficits of $6,723,571 since their inception through June 30, 2000. They have had losses from operations and negative cash flows from operating activities during each of the two years in the period ended December 31, 1999 and during the six month period ended June 30, 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include adjustments related to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. Management is seeking additional investment capital to support its business ventures and provide the capital considered necessary to support operations.

NOTE 2 - INVESTMENT IN SEVADA HOLDINGS AVAILABLE-FOR-SALE

During December 1999, the Company entered into an agreement to acquire an 80% interest in Sevada Holdings Ltd. IV, a limited partnership formed for the purpose of developing and selling real estate. As consideration for the investment, the Company contributed assets consisting of a hotel including real estate and furnishings. The hotel assets contributed to the partnership have been place in an irrevocable trust with the interest of the beneficiaries designated to the partners of Sevada Holdings Ltd. IV in direct proportion to the original interests of the partnership. Subsequent to June 30, 2000, during October 2000, the Company entered negotiations with the original owners of the hotel and related assets in order to unwind the original acquisition agreement and return the properties to the original owners.

NOTE 3 - RELATED PARTY PAYABLES

During the three months ended June 30, 2000 a note payable to an employee due April 1, 2000 became a non-interest bearing advance without specific terms of repayment.

Amounts due to related party were reduced during the six months ended June 30, 2000 by approximately $70,746 which primarily consisted of principal payments to the related parties.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company issued a total of 4,302,212 shares of common stock during the six month period ended June 30, 2000. The Company issued, pursuant to a stock purchase agreement and the exercise of options, 1,170,118 shares of common stock and warrants to purchase 1,120,118 shares of common stock at an exercise price of $0.148 per share for cash in the amount of $200,000. The warrants expire on June 20, 2003. Also during the six month period ended June 30, 2000, the Company issued 234,610 shares for services valued at $132,906 or $0.57 per share and issued 2,897,484 shares of common stock upon conversion of 185,439 shares of preferred stock.

The following table summarizes the changes in stock activity during the six month period ended June 30, 2000:

                                                   ADDITIONAL
                                                PREFERRED STOCK                  COMMON STOCK                PAID-IN
                                              SHARES        AMOUNT           SHARES         AMOUNT           CAPITAL
                                          -------------  -------------    -------------  -------------    -------------

DECEMBER 31, 1999                              185,439   $        186       22,741,909   $     22,741     $  8,851,468

Stock issued for cash                           10,000             10        1,170,118          1,170          264,820
Common stock issued upon conversion
    of preferred stock                        (185,439)          (186)       2,897,484          2,898           (2,712)
Options exercised for cash                           -              -                -              -            1,100
Common stock issued for services                     -              -          234,610            235          132,671
                                          -------------  -------------    -------------  -------------    -------------

JUNE 30, 2000                                   10,000   $         10       27,044,121   $     27,044     $  9,247,347
                                          =============  =============    =============  =============    =============


During the three months ended June 30, 2000, the Company granted options to purchase 600,000 shares of common stock to directors of the company. The exercise price of the options ranged from $0.30 to $0.32 per share, expire between December 31, 2003 and April 1, 2004, and vest when the Company's common stock is listed on a public exchange. The Company recognized expense in the amount of $65,000 during the six month period ended June 30, 2000 related to the grant of the options.

During June 2000, the Company cancelled an option for 680,000 shares of common stock originally granted during November 1998 due to the holder of the options non-performance on obligations under the option agreement.

NOTE 5 - COMPREHENSIVE LOSS

At June 30, 2000, the Company had accumulated other comprehensive loss due to translation adjustments in the amount of $199,573 due to a wholly-owned Canadian subsidiary.

                                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                                             ----------------------------  ----------------------------
                                                                  2000          1999           2000            1999
                                                             -------------  -------------  -------------  -------------

NET INCOME (LOSS)........................................... $   (439,734)  $     13,154   $   (930,911)  $   (208,400)
                                                             -------------  -------------  -------------  -------------
Net change in cumulative foreign
    currency translation adjustment.........................      (27,907)          0.00        (44,552)         (0.00)
                                                             -------------  -------------  -------------  -------------

   COMPREHENSIVE LOSS....................................... $   (467,641)  $     13,154   $   (975,463)  $   (208,400)
                                                             =============  =============  =============  =============

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has recorded in its accounts payable, certain liabilities which are in dispute but for which the Company is being pursued for payment in the courts. These liabilities have been recorded in the books for the full amount of the claims. The Company may be able to successfully negotiate settlement for an amount less than the full claim. Any changes in the conditions and circumstances resulting in a change in the settlement amount of the liabilities, which could be material, will be booked in the period of change.

The Company has been named in a complaint filed during September 1998 claiming $75,000 in damages with respect to an alleged breach of contract related to a commitment for television production services and distribution of a syndicated television program. During April 2000, the court awarded a judgement in favor of the plaintiff against the Company. An accrual for the entire $75,000 judgement has been recorded in the financial statements for the quarter ended March 31, 2000 and adjusted in the prior year's accumulated deficit and prior year's accrued charges.

LONG-TERM NOTES RECEIVABLE

In December 1999, the Company sold its investment in Country Star Restaurants, Inc. ("CSR") and took back a note receivable in the amount of $728,000 due in full with accumulated interest at an annual rate of 5% on December 23, 2004. Prior to the sale, cash advances were made to CSR by the Company totaling $435,554 which are to be repaid to the Company as Star operations permit.

During the quarter ended March 31, 2000, the purchaser of CSR, Star Liquidation Company LLC ("Star"), filed a petition for bankruptcy of CSR. The note receivable from Star bears prepayment rights that allow the Company an amount equal to 50% of the net proceeds of any asset sale involving any Star assets, subject to Star's bankruptcy proceedings and/or the rights of creditors. There is no direct security for the principal amount of the note. Prior to the sale of CSR to Star, the Company registered a general security agreement against all of the monetary and non-monetary assets of CSR as security for the advances made to CSR.

It is unclear at the date of issue of these financial statements how Star's petition for bankruptcy of CSR will affect the Company's ability to realize the full value of the note and advances related to CSR. The Company has not recognized any allowance for doubtful collection of these amounts as of June 30, 2000. Any changes which would result in the Company not being able to collect the full value of these amounts will be booked in the period of change.


INVESTMENT IN SEVADA HOLDINGS LTD. AVAILABLE-FOR-SALE

As further explained in Note 2 - Investment in Sevada Holdings Ltd. Available-For-Sale, the Company is in negotiations to unwind an acquisition agreement related to the Company's beneficial interest in hotel assets place in Sevada Holdings Ltd. The Company is unable to determine the outcome of the negotiations and no adjustments have been included in the financial statements as of June 30, 2000. If the agreement is finalized as negotiated, the Company will receive back the approximate 1,680,000 (post-split) shares it originally issued in exchange for the Company's interest in Sevada Holdings Ltd.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

         The Company incurred losses of $930,911 and $208,400 for the six months ended June 30, 2000 and June 30, 1999 respectively. The auditor's report for the year ended December 31, 1999 states that, "the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern." The Company expects to continue to incur operating losses in the future, and no assurance can be given that the Company will be able to continue. In 1999 and 2000, the Company has been financing its cash flow needs through the sale of its common stock and related party loans. In order to achieve profitability, the Company will have to identify and exploit E-commerce ventures which are accepted on a commercial basis, and no assurance can be given that the Company will be able to accomplish this goal or, even if it does, that the Company will operate profitably in the future.

OVERVIEW OF PRESENTATION.

         The Company was incorporated in the State of Louisiana on March 1, 1994, as Omni Advantage Inc. Effective February 12, 1998, the Company formed a subsidiary company, Go Call, Inc., in the State of Delaware. Pursuant to a Certificate of Merger, February 17, 1998, the Company has merged with the subsidiary company and continues operations as Go Call, Inc.

         The company is producing limited revenue because of having shut down the key revenue producing segments of the business while restructuring and is not yet fully back to the previous volumes.

         Go Call Canada, Inc., is a wholly owned subsidiary of the Company which is currently dormant and produces no revenues.

         Go Cash, Ltd., a Costa Rican corporation ("Go Cash"), is a wholly-owned subsidiary of the Company which performs all of the functions of the Company's business of providing turnkey management services to other electronic gaming companies. These services are performed outside the United States. Go Cash's services include ongoing marketing of the gaming businesses and performing calculations, preparing the website graphical interface with the customer, managing secure electronic transfer of funds, storage of data on individual players, administration of customer support services, continuous update of website and addition of new games. Certain specific services, such as processing of credit card transactions, are outsourced to unrelated third parties. Currently, this subsidiary has one casino, a scratch ticket site, and six sports book customers. The Company is beta testing for one potential lottery customer, and is pursuing several other new client relationships.

         Country Star Restaurants, Inc., a Delaware corporation ("Country Star") operated a country music theme restaurant in Southern California. Pursuant to a Stock Acquisition Agreement dated as of March 11, 1999, the Company acquired approximately 92% of the issued and outstanding common stock of Country Star from the three principal shareholders of Country Star in exchange for 4,552,751 shares of the Company's Common Stock, which represented twenty-three percent (23%) of all of the Company's issued and outstanding Common Stock. After the Company assumed control of Country Star's operations, the Company advanced approximately $438,054 to Country Star in exchange for a promissory note secured by all of Country Star's assets. Management of the Company subsequently determined that the Company had not received complete disclosure of Country Star's operations. The substantial indebtedness of Country Star had not been disclosed when the information was requested during the investigation before the purchase. Upon discovering the true indebtedness by taking over the operations of Country Star, the Company, pursuant to a Repurchase Agreement, dated as of August 5,1999, redeemed the 4,552,751 shares of its Common Stock for a cash payment of $728,440. The value of $728,440 or 16 cents per share was the payment negotiated between two non-arm's length parties. The three principal shareholder's who originally sold the stock to the Company offered the price of $728,440 and the Company agreed. The Company paid the agreed amount and certificate number 3100/2 for 4,552,751 shares of the Company common stock was returned to the transfer agent, Interwest Transfer, and cancelled. As of August 19, 1999, Country Star and the Company agreed to terminate plans to merge the two companies, and the Company has announced its intention to dispose of its interest in Country Star. On December 23, 1999, the Company sold their 92% interest in Country Star Restaurants to Star Liquidation Company LLC, and received in return a note of $728,000, bearing interest at the rate of 5% per annum due in full in December 2004.

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

         During December 1999, the Company entered into an agreement to acquire an 80% interest in Sevada Holdings Ltd. IV, a limited partnership formed for the purpose of developing and selling real estate. As consideration for the investment, the Company contributed assets consisting of a hotel including real estate and furnishings. The hotel assets contributed to the partnership have been place in an irrevocable trust with the interest of the beneficiaries designated to the partners of Sevada Holdings Ltd. IV in direct proportion to the original interests of the partnership. Subsequent to June 30, 2000, during

October 2000, the Company entered negotiations with the original owners of the hotel and related assets in order to unwind the original acquisition agreement and return the properties to the original owners.

         In an attempt to focus the activity of the Company on its core business, the Internet, the Company has liquidated all of its telecommunication services and other non-Internet related businesses during 1999 and has been restructuring and obtaining new contracts to get its entire attention on the core Internet related segment.

         The Company has a 49% interest in Indexus. Indexus is a sophisticated search engine and seller of English language instruction materials through e-commerce. The Company estimates that the development and marketing of Indexus will require approximately six months more work and an expenditure of approximately $1,225,000. However, the management of the company will not invest further into this company and is pursuing divesting the interest.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30,1999.

         Total revenues for the quarter ended June 30, 2000 decreased approximately 86% to $43,800 from $309,387 for the quarter ended June 30, 1999. Total revenues principally include: (i) revenues from management services related to wagers processed, net of payouts, from the Company's E-commerce gaming processing business operations, and (ii) revenues related to the Company's telecommunications products and services. The reduction was primarily due to the Company liquidating all of its telecommunications and non-internet related businesses other than the hotel ownership.

         Total operating expenses during the quarter ended June 30, 2000 increased 82% to $_456,153 from $250,057 for the quarter ended June 30, 1999. Total operating expenses principally include: general and administrative expenses and amortization and depreciation expenses, as follows.

         General and administrative expenses during the quarter ended June 30, 2000 increased 248% to $417,079 from $119,856 during the quarter ended June 30, 1999. This increase related to payments to third party investor relations firms, compliance with the contract terms for the sale of Country Star Restaurants, Inc., additional legal and accounting costs due to becoming a fully reporting company, as well as additional costs including higher consulting fees related to the running of a new subsidiary, Go Cash, Ltd.

         Amortization and depreciation expenses during the quarter ended June 30, 2000 decreased 70% to $39,074 from $ 130,201 at June 30, 1999. The decrease related to the depreciation of certain assets sold by the Company in 1999.

         Costs of revenues during the quarter ended June 30, 2000 decreased 44% to $25,838 from $46,345 at June 30, 1999. This 2000 decrease primarily resulted from management's focusing on its core internet business.

         As a result of the foregoing, the Company generated a net loss of $ 439,739 during the quarter ended June 30, 2000. The Company generated a net profit of $13,154 during the quarter ended June 30, 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30,1999.

         Total revenues for the six months ended June 30, 2000 decreased 70% to $139,612 from $458,310 for the six months ended June 30, 1999. Total revenues principally include: (i) revenues from management services related to wagers processed, net of payouts, from the Company's E-commerce gaming processing business operations, and (ii) revenues related to the Company's telecommunications products and services. The reduction was principally due to the Company liquidating all of its telecommunications and non-internet related business, other than its hotel ownership.

         Total operating expenses during the six months ended June 30, 2000 increased 91% to $995,892 from $522,501 for the six months ended June 30, 1999. Total operating expenses principally include: general and administrative expenses and amortization and depreciation expenses, as follows.

         General and administrative expenses during the six months ended June 30, 2000 increased 152% to $917,051 from $364,410 during the six months ended June 30, 1999. This increase is related to payments to third party investor relations firms, compliance with the contract terms for the sale of Country Star Restaurants, Inc., additional legal and accounting costs due to becoming a fully reporting company, as well as additional costs including higher consulting fees related to the running of a new subsidiary, Go Cash, Ltd.

         Amortization and depreciation expenses during the six months ended June 30, 2000 decreased 50% to $ 78,841 from $158,091 at June 30, 1999. The decrease is related to the depreciation of certain assets sold by the company in 1999.

         Cost of revenues during the six months ended June 30, 2000 decreased 52% to $67,671 from $140,847 at June 30, 1999.

         As a result of the foregoing, the Company generated a net loss of $930,911 during the six months ended June 30, 2000. The Company generated a net loss of $208,400 during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES.

         At December 31, 1999, the ratio of current assets to current liabilities was .48 to 1, and .15 to 1 at June 30, 2000.

         The Company's cash flow needs for the six months ended June 30, 2000 and 1999, were primarily provided from related party loans and financings related to sales of the Company's securities.

         Cash and cash equivalents were $79,424, as of December 31, 1999. Cash and cash equivalents were $14,935, as of June 30, 2000. The decrease from December 31, 1999 was primarily attributable to the reduction in the Company's debt to related parties, advancements to Global Indexus, Inc. and continued losses.

         As of June 30, 2000, the Company's borrowings grew 10% to $1,444,372 from $1,308,476 as of December 31, 1999. The growth of the borrowings was due to an increase in accounts payable 20% to $1,156,142 from $965,067 and an increase in player deposits of 101% to $30,872 from $15,342, offset by a 22% decrease in related party loans to $ 257,358 from $328,067.

         The Company had loans payable at June 30, 2000 of $ 257,358 that are made up of non-interest bearing advances received from employees and stockholders, without specific terms of repayment. $88,660 of these loans was originally due April 2000, but was renegotiated to a demand loan after the quarter ended March 31, 2000.

         Net cash used in operating activities during the six months ended June 30,2000 primarily consisted of a net cash loss from operations of $930,911, a $ 191,070 increase in accounts payable and a $394,889 decrease in deposits receivable mostly due to the refund of old reserves being held by the credit card processing company on player deposit.

         Net cash provided by financing activities was $195,291 for the six months ended June 30, 2000. The Company did not make cash advances to Global Indexus, Inc. In the six months ending June 30, 1999, the Company received $336,839 for issuing common stock.

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

         The statement of cash flows in the Company's financial statements reflect a loss of $44,552 due to an effect of exchange rate changes on cash for the six months ended June 30, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is not currently exposed to market risks due to changes in interest rates and foreign currency rates, and therefore, the Company does not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company currently has a judgment against it in the amount of $75,000 which is owed to Harvey Productions, Inc. An accrual for the judgment in the amount of $75,000 has been recorded in the financial statements for the period ending June 30, 2000.

         A default judgment was entered against the Company vs Island Green Forestry by the Provincial Court of British Columbia, Small Claims, Case #C2877 in the amount of $10,766.68 Canadian. The judgment was against Go Call Canada, Inc., (the Canadian subsidiary of the Company). The Company is investigating the default judgment as the Company was never served with a complaint. An accrual for the judgment in the amount of $10,766.68 has been recorded in the financial statements for the quarter ended June 30, 2000.

         On May 15, 2000, the two casino sites to which the Company had been providing services stopped using the Company's services. On June 8, 2000, the Company received a letter from the owner of these casinos stating that the casino royalties for October through the present were not paid and that the contract was being terminated for non payment. In a previous letter dated February 2000, the casino owner alleged that over $400,000 was owed. The Company disagrees with the amount as no invoices have been received and the Company and is investigating the matter. Management of the Company is investigating its various options.

         Except as set forth above, the Company knows of no material legal actions, pending or threatened, or judgment entered against the Company or any executive officer or director of the Company, in his capacity as such.

ITEM 2.  CHANGES IN SECURITIES

         SHARES ISSUED

         In May 2000, the Company issued 63,610 shares of common stock to a consultant in exchange for accounting services provided to the Company valued at $31,006. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         In May 2000, the Company issued 444,444 shares of common stock to Bianchi International Ltd., as part of a share purchase agreement. The Company received $100,000 for the shares. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         In June 2000, the Company issued 59,000 shares of common stock to a group of five consultants in exchange for legal, marketing, accounting and technical support services provided to the Company valued at $22,580. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         On June 4, 2000, the Company issued 34,000 shares of common stock to a group of four consultants for computer consulting and support services provided to the Company valued at $15,402. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         On June 4 and June 13, 2000, the Company issued a total of 675,674 shares of common stock to Bianchi International Ltd., as part of a share purchase agreement. The Company received $100,000 for the shares. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         1.5 million shares of common stock issued to Irving Moon, prior President of the Company, were canceled on June 30. These shares were performance based and Mr. Moon was only in this position for three and one half month.

         OPTIONS ISSUED

         On May 1, 2000 the Company issued an option for 100,000 shares of common stock of the Company to a director of the Company in consideration of services provided which vest immediately. The option is exercisable at $0.32 per share and expires on December 31, 2003. The option was issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         On May 10, 2000, the Company issued an option for 1,120,110 shares of common stock to Bianchi International Ltd. as part of a share purchase agreement. The option is fully vested is exercisable at $0.148 per share and expires on June 20, 2003. The option was issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         On June 25, 2000, the Company issued an option for 500,000 shares of common stock to a director of the Company in consideration of services rendered.

The option is fully vested exercisable at $0.30 per share and expires on April 1, 2004. The option was issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         On June 21, 2000, the Company cancelled an option for 680,000 shares of common stock that was originally granted on November 13, 1998 to 866621 Ontario Inc. The options were cancelled due to the holder's non-performance of its obligations under the option agreement.

ITEM 5.  OTHER INFORMATION

         As of August 18, 2000 the firm of Collins Barrow was dismissed as the Company's independent auditors and has been replaced by the firm of Hansen, Barnett and Maxwell. The Board of Directors approved the change in auditors. The change was effected in order to consolidate all auditing functions under a single firm.

         The reports of Collins Barrow on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

         Further, there were no disagreements with Collins Barrow on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended June 30, 2000 (Exhibit ref. No. 27).

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GO CALL, INC.


Date: October 30, 2000                      By: /s/ James Palmer
     ------------------                         --------------------------------
                                                James Palmer
                                                Chief Executive Officer