Form 10QSB
period 2000-09-30
GO CALL INC
filed 2001-06-20
CIK 1059689

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 27, 2000 there were 28,716,284 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

                                  GOCALL, INC.

                                      INDEX
                                                                            Page

PART I.    Financial Information                                              2

Item 1.    Financial Statements (un-audited)                                  3

           Condensed Consolidated Balance Sheets - September 30, 2000
           (un-audited)                                                       4

           Condensed Consolidated Statements of Operations (un-audited)
           for the Three and Nine Months Ended September 30, 2000 and 1999    5

           Condensed Consolidated Statements of Cash Flows (un-audited)
           for the Nine Months Ended September 30, 2000 and 1999              6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of Financial Condition        11



PART II.   Other Information                                                  15

Item 1     Legal Proceedings                                                  15

Item 2     Changes in Securities                                              16

Item 6     Exhibits and Reports on Form 8-K                                   16

           Signatures                                                         16

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


                                         GOCALL, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)
                                                                                                     SEPTEMBER 30,
                                                                                                          2000
                                                                                                      ------------
CURRENT ASSETS
     Cash ........................................................................................    $     6,759
     Deposits receivable .........................................................................         82,585
     Other receivables ...........................................................................          3,976
     Other assets ................................................................................         88,702
                                                                                                      ------------
         TOTAL CURRENT ASSETS ....................................................................        182,022
                                                                                                      ------------
PROPERTY AND EQUIPMENT
     Equipment ...................................................................................        398,017
     Furniture and Fixtures ......................................................................         69,824
     Leasehold improvements ......................................................................          5,759
                                                                                                      ------------
                                                                                                          473,600
     Less: accumulated depreciation ..............................................................       (245,638)
                                                                                                      ------------
         NET PROPERTY AND EQUIPMENT ..............................................................        227,962
                                                                                                      ------------
INVESTMENT IN GLOBAL INDEXUS INC .................................................................        281,973
INVESTMENT IN SEVADA HOLDINGS LTD. AVAILABLE-FOR-SALE (SEE NOTE 6) ...............................      1,830,605
LONG-TERM NOTES RECEIVABLE (SEE NOTE 6) ..........................................................      1,166,054
                                                                                                      ------------

TOTAL ASSETS......................................................................................    $ 3,688,616
                                                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable.............................................................................    $ 1,203,884
     Player deposits .............................................................................          8,081
     Due to related parties ......................................................................        329,818
                                                                                                      ------------
     TOTAL CURRENT LIABILITIES ...................................................................      1,541,783
                                                                                                      ------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 6) .......................................................              -

STOCKHOLDERS' EQUITY
     Preferred stock $0.001 par value; 2,000,000 shares authorized;
       issued and outstanding: 36,200 shares: ....................................................             36
     Common stock, $.001 par value; 100,000,000 shares authorized;
       issued and outstanding 27,669,120 shares: .................................................         27,669
     Additional paid-in capital ..................................................................      9,677,496
     Fair value of options issued ................................................................        303,160
     Subscriptions outstanding ...................................................................       (356,681)
     Accumulated deficit .........................................................................     (7,333,460)
     Accumulated other comprehensive loss ........................................................       (171,387)
                                                                                                      ------------
         TOTAL STOCKHOLDERS' EQUITY ..............................................................      2,146,833
                                                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................................    $ 3,688,616
                                                                                                      ============
         The accompanying notes are an integral part of these financial statements

                                                       4


                                    GOCALL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                        FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                   ------------------------------    ------------------------------
                                                       2000             1999             2000              1999
                                                   -------------    -------------    -------------    -------------
REVENUES ......................................    $   (154,386)    $     89,808     $    (14,774)    $    548,118
COSTS OF REVENUES .............................          (8,336)          68,266           59,335          209,113
                                                   -------------    -------------    -------------    -------------

         GROSS PROFIT (LOSS) ..................        (146,050)          21,542          (74,109)         339,005
                                                   -------------    -------------    -------------    -------------

OPERATING EXPENSES
     Depreciation and Amortization ............          20,956              959           57,885          159,050
     General and Administrative ...............         215,870        1,108,274        1,132,921        1,472,684
                                                   -------------    -------------    -------------    -------------

         TOTAL OPERATING EXPENSES .............         194,914        1,109,233        1,190,806        1,631,734
                                                   -------------    -------------    -------------    -------------

OTHER EXPENSES
     Interest Expense .........................            (878)          (2,874)          (7,838)          (6,236)
     Loss on investment in Sevada Holdings Ltd.         (69,152)              --          (69,152)              --
                                                   -------------    -------------    -------------    -------------

         TOTAL OTHER EXPENSES .................         (70,030)          (2,874)         (76,990)          (6,236)
                                                   -------------    -------------    -------------    -------------

NET LOSS ......................................        (410,994)    $ (1,090,565)    $ (1,341,905)    $ (1,298,965)

PREFERRED DIVIDENDS ...........................        (198,900)              --         (198,900)              --
                                                   -------------    -------------    -------------    -------------

LOSS APPLICABLE TO COMMON SHARES ..............    $   (609,894)    $ (1,090,565)    $ (1,540,805)    $  1,298,965)
                                                   =============    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE .......    $      (0.02)    $      (0.05)    $      (0.06)    $      (0.07)
                                                   =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN PER SHARE CALCULATION ........      27,022,580       20,867,478       25,861,693       19,834,899
                                                   =============    =============    =============    =============


                    The accompanying notes are an integral part of these financial statements.

                                                       5


                                    GOCALL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------
                                                                       2000            1999
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...................................................    $(1,341,905)    $(1,298,966)
   Adjustments to reconcile net loss to cash provided by
     operating activities:
     Depreciation, depletion and amortization .................         57,885         159,358
     Common Stock issued for services and products ............        132,906       1,597,285
      Loss on investment in Sevada Holdings Ltd. ..............         69,152              --
     Expense related to grant of stock options ................         65,000              --
     Changes in assets and liabilities, net of assets acquired:
       Trade receivables ......................................             --        (604,308)
       Deposit receivable .....................................        392,342        (350,773)
       Other receivables ......................................         11,110              --
       Other assets ...........................................        (33,353)         37,495
       Accounts payable .......................................        354,193         122,856
       Player deposits ........................................         (7,261)        253,047
                                                                   ------------    ------------

     NET CASH USED IN OPERATING ACTIVITIES ....................       (299,931)        (84,006)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .......................................       (129,256)       (445,585)
   Advances to related parties ................................         (2,500)              -
   Advances to Global Indexus, Inc. ...........................        (93,607)              -
                                                                   ------------    ------------

     NET CASH USED IN INVESTING ACTIVITIES ....................       (225,363)       (445,585)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advance to Country Star Restaurant .........................             --        (435,554)
   Proceeds from issuance of common stock .....................        341,001         336,839
   Principal payments on notes payable to related parties .....       (319,883)       (476,878)
   Proceeds from issuance of preferred stock ..................        156,900               -
   Proceeds from notes payable to related parties .............        322,501       1,245,984
                                                                   ------------    ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES ................        500,519         670,391
                                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..        (47,890)        (60,929)
                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........        (72,665)         79,871

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ...................         79,424          42,962
                                                                   ------------    ------------

CASH AND EQUIVALENTS AT END OF PERIOD .........................    $     6,759     $   122,833
                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                       6

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

BUSINESS CONDITION-- GoCall has accumulated deficits of $7,333,460 since their inception through September 30, 2000. They have had losses from operations and negative cash flows from operating activities during each of the two years in the period ended December 31, 1999 and during the nine month period ended September 30, 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include adjustments related to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. Management is seeking additional investment capital to support its business ventures and provide the capital considered necessary to support operations.

REVENUE RECOGNITION-- Net revenues from e-commerce activities is extrapolated from player losses based on revenue sharing formulas in the agreements with licensors and are shown net of payouts.

NOTE 2 - INVESTMENT IN SEVADA HOLDINGS AVAILABLE-FOR-SALE

During December 1999, the Company entered into an agreement to acquire an 80% interest in Sevada Holdings Ltd. IV, a limited partnership formed for the purpose of developing and selling real estate. As consideration for the investment, the Company contributed assets consisting of a hotel including real estate and furnishings. The hotel assets contributed to the partnership have been placed in an irrevocable trust with the interest of the beneficiaries designated to the partners of Sevada Holdings Ltd. IV in direct proportion to the original interests of the partnership. Subsequent to September 30, 2000, during October 2000, the Company entered negotiations with the original owners of the hotel and related assets in order to unwind the original acquisition agreement and return the properties to the original owners. All the agreements have been signed for this action to be taken. The agreement is at no cost to Go Call. All of the shares originally paid for the hotel will be returned to the Go Call treasury. The deal will be complete as soon as the shares are received at the escrow agents office.

NOTE 3 - RELATED PARTY PAYABLES

During the three months ended June 2000 a note payable to an employee due April 1, 2000 became a non-interest bearing advance without specific terms of repayment.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended September 30, 2000, the Company issued 26,200 convertible preferred shares in exchange for cash in the amount of $156,900, or $5.98 per share. The preferred shares are convertible, at the option of the holder, at the rate of 100 common shares for each preferred share. The convertibility of the preferred shares into common constitutes a beneficial conversion feature of the preferred shares in the amount of $198,900 which was recorded as a preferred dividend during the three months ended September 30, 2000. Also during the three months ended September 30, 2000, the Company issued 624,000 common shares in exchange for cash in the amount of $75,000, or $0.12 per share.

During the three months ended June 30, 2000, the Company issued pursuant to a stock purchase agreement and the exercise of options, 1,120,118 shares of common stock and warrants to purchase 1,120,118 shares of common stock at an exercise price of $0.148 per share for cash in the amount of $200,000. The warrants expire on June 20, 2003. Also during the three months ended June 30, 2000, the Company issued 122,610 common shares for services valued at $53,586, or $0.44 per share.

During the three months ended March 31, 2000, the Company issued 50,000 shares of common stock for cash in the amount of $16,000, or $0.32 upon the exercise of an option and issued 10,000 convertible preferred shares in exchange for cash in the amount of $50,000, or $5.00 per share. The preferred shares are convertible at the option of the holder, at the rate of 15 common shares for each preferred share. Also during the three months ended March 31, 2000, the Company issued 112,000 common shares for services valued at $79,320, or $0.71 per share and issued 2,897,484 common shares upon conversion of 185,439 convertible preferred shares.

The following table summarizes the changes in stock activity during the nine month period ended September 30, 2000:

                                                                                                      ADDITIONAL
                                              PREFERRED STOCK                 COMMON STOCK              PAID-IN
                                          SHARES          AMOUNT          SHARES         AMOUNT         CAPTIAL
                                       ------------    ------------    ------------   ------------   ------------
DECEMBER 31, 1999                          185,439     $       186      22,741,909    $    22,741    $ 8,851,468

Stock issued for cash                       36,200              36       1,795,117          1,795        496,069
Common stock issued upon conversion
    of preferred stock                    (185,439)           (186)      2,897,484          2,898         (2,712)
Options exercised for cash                       -               -               -              -          1,100
Beneficial conversion feature on
   preferred shares                              -               -               -              -        198,900
Common stock issued for services                 -               -         234,610            235        132,671
                                       ------------    ------------    ------------   ------------   ------------

SEPTEMBER 30, 2000                          36,200     $        36      27,669,120    $    27,669    $ 9,677,496
                                       ============    ============    ============   ============   ============

During the three months ended June 30, 2000, the Company granted options to purchase 600,000 shares of common stock to directors of the company. The exercise price of the options ranged from $0.30 to $0.32 per share, expire between December 31, 2003 and April 1, 2004 and vest when the Company's common stock is listed on a public exchange. The Company recognized expense in the amount of $65,000 during the six month period ended June 30, 2000 related to the grant of the options.

During June 2000, the Company cancelled an option for 680,000 shares of common stock originally granted during November 1998 due to the holder of the options non-performance on obligations under the option agreement.

NOTE 5 - COMPREHENSIVE LOSS

At September 30, 2000, the Company had accumulated other comprehensive loss due to translation adjustments in the amount of $171,387 due to a wholly-owned Canadian subsidiary.

                                           FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                       ----------------------------    ----------------------------
                                           2000           1999             2000            1999
                                       ------------    ------------    ------------    ------------
LOSS APPLICABLE TO COMMON SHARES ....  $  (609,894)    $(1,090,565)    $(1,540,805)    $(1,298,965)
                                       ------------    ------------    ------------    ------------
Net change in cumulative foreign
    currency translation adjustment..       28,186               -         (16,366)              -
                                       ------------    ------------    ------------    ------------

   COMPREHENSIVE LOSS ...............  $  (581,708)    $(1,090,565)    $(1,557,171)    $(1,298,965)
                                       ============    ============    ============    ============

NOTE 6-COMMITMENTS AND CONTINGENCIES

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

The Company has been named in a complaint filed during September 1998 claiming $75,000 in damages with respect to an alleged breach of contract related to a commitment for television production services and distribution of a syndicated television program. During April 2000, the court awarded a judgment in favor of the plaintiff against the Company. An accrual for the entire $75,000 judgment has been recorded in the financial statements for the quarter ended March 31, 2000 and adjusted in the prior year's accumulated deficit and prior year's accrued charges.

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

It is unclear at the date of issue of these financial statements how Star's petition for bankruptcy of CSR will affect the Company's ability to realize the full value of the note and advances related to CSR. The Company has not recognized any allowance for doubtful collection of these amounts as of September 30, 2000. Any changes which would result in the Company not being able to collect the full value of these amounts will be booked in the period of change.

INVESTMENT IN SEVADA HOLDINGS LTD. AVAILABLE-FOR-SALE

As further explained in Note 2 - Investment in Sevada Holdings Ltd. Available-For-Sale, the Company is in negotiations to unwind an acquisition agreement related to the Company's beneficial interest in hotel assets placed in Sevada Holdings Ltd. The Company is unable to determine the outcome of the negotiations and no adjustments have been included in the financial statements as of September 30, 2000. If the agreement is finalized as negotiated, the Company will receive back the approximate 1,680,000 (post-split) shares it originally issued in exchange for the Company's interest in Sevada Holdings Ltd.

NOTE 7-SUBSEQUENT EVENTS

During October 2000, the Company issued 10,500 convertible preferred shares in exchange for cash of $62,812. The preferred shares are convertible, at the option of the holder, at the rate of 100 common shares for each preferred share. The convertibility of the preferred shares into common constitute a beneficial conversion feature of the preferred shares in the amount of $63,000 which was recorded as a preferred dividend during October 2000.

Also during October 2000, the Company issued 1,000,000 common shares in exchange for cash of $225,000, or $0.23 per share and issued 10,000 common shares to a director of the Company for services valued at $2,225, or $0.22 per share.

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

         The Company incurred losses of $1,341,905 and $1,298,965 for the nine months ended September 30, 2000 and 1999, respectively. The auditor's report for the year ended December 31, 1999 states that, "the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern." The Company expects to continue to incur operating losses in the future, and no assurance can be given that the Company will be able to continue. In 1999 and 2000, the Company has been financing its cash flow needs through the sale of its common stock and related party loans. In order to achieve profitability, the Company will have to identify and exploit E-commerce ventures which are accepted on a commercial basis, and no assurance can be given that the Company will be able to accomplish this goal or, even if it does, that the Company will operate profitably in the future.

OVERVIEW OF PRESENTATION.

         The Company was incorporated in the State of Louisiana on March 1, 1994, as Omni Advantage Inc. On February 12, 1998, the Company formed a subsidiary company in the State of Delaware named, Go Call, Inc. Pursuant to a Certificate of Merger dated February 17, 1998, the Company merged with the subsidiary company and currently operates as Go Call, Inc.

         The company is producing limited revenue because it is in the process of restructuring, which required the shutting down of key revenue producing segments of the business. Meanwhile, the Company has not yet regained its previous revenue volumes.

         Go Call Canada, Inc., is a wholly owned subsidiary of the Company, which is currently dormant and produces no revenues.

         Go Cash, Ltd., a Costa Rican corporation ("Go Cash"), is a wholly owned subsidiary of the Company which performs all of the functions of the Company's business of providing turnkey management services to other electronic gaming companies. These services are performed outside the United States. Go Cash's services include ongoing marketing of the gaming businesses and performing calculations, preparing the website graphical interface with the customer, managing secure electronic transfer of funds, storage of data on individual players, administration of customer support services, continuous update of website and addition of new games. Certain specific services, such as processing of credit card transactions, are outsourced to unrelated third parties. Currently, this subsidiary has one casino, a scratch ticket site, and six sports book customers. The Company is beta testing for one potential lottery customer, and is pursuing several other new client relationships.

         Country Star Restaurants, Inc., a Delaware corporation ("Country Star") operated a country music theme restaurant in Southern California. Pursuant to a Stock Acquisition Agreement dated March 11, 1999, the Company acquired approximately 92% of the issued and outstanding common stock of Country Star from the three principal shareholders of Country Star in exchange for 4,552,751 shares of the Company's Common Stock, which represented twenty-three percent (23%) of all of the Company's issued and outstanding Common Stock. After the Company assumed control of Country Star's operations, the Company advanced approximately $438,054 to Country Star in exchange for a promissory note secured by all of Country Star's assets. Management of the Company subsequently determined that the Company had not received complete disclosure of Country Star's operations. The substantial indebtedness of Country Star had not been disclosed when the information was requested during the investigation before the purchase. Upon discovering the true indebtedness by taking over the operations of Country Star, the Company, pursuant to a Repurchase Agreement, dated August 5, 1999, redeemed the 4,552,751 shares of its Common Stock for a cash payment of $728,440. The value of $728,440 or 16 cents per share was the payment negotiated between two non-arm's length parties. The three principal shareholders who originally sold the stock to the Company offered the price of $728,440 and the Company agreed. The Company paid the agreed amount and certificate number 3100/2 for 4,552,751 shares of the Company common stock was returned to the transfer agent, Interwest Transfer Company, and cancelled. As of August 19, 1999, Country Star and the Company agreed to terminate plans to merge the two companies, and the Company has announced its intention to dispose of its interest in Country Star. On December 23, 1999, the Company sold their 92% interest in Country Star Restaurants to Star Liquidation Company LLC, and received in return a note of $728,000, bearing interest at the rate of 5% per annum due in full in December 2004.

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

         During December 1999, the Company entered into an agreement to acquire an 80% interest in Sevada Holdings Ltd. IV, a limited partnership formed for the purpose of developing and selling real estate. As consideration for the investment, the Company contributed assets consisting of a hotel with real estate and furnishings. The hotel assets contributed to the partnership have been place in an irrevocable trust with the interest of the beneficiaries designated to the partners of Sevada Holdings Ltd. IV in direct proportion to the original interests of the partnership. Subsequent to September 30, 2000, during October 2000, the Company entered negotiations with the original owners of the hotel and related assets in order to unwind the original acquisition agreement and return the properties to the original owners.

         In an attempt to focus the activity of the Company on its core business, the Internet, the Company has liquidated all of its telecommunication services and other non-Internet related businesses during 1999 and has been restructuring and obtaining new contracts to focus its entire attention on the core Internet related segment.

         The Company has a 49% interest in Global Indexus, Inc. Indexus is a sophisticated search engine and seller of English language instruction materials through e-commerce. The Company estimates that the development and marketing of Indexus will require approximately three months more work and an expenditure of approximately $1,225,000. However, the management of the company will not invest additional capital or resources into Indexus and is pursuing its divestiture.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         Total revenues for the quarter ended September 30, 2000 decreased approximately 272% to a deficit of $154,386 from $89,808 for the quarter ended September 30, 1999. This decrease in revenue is due to the Company having to suspend for restructuring key revenue producing operations and an increase in payouts. Total revenues principally include: Revenues from management services related to wagers processed, net after payouts, from the Company's E-commerce gaming processing business operations.

         Costs of revenues during the quarter ended September 30, 2000 decreased approximately 112% to $8,336 from $68,266 at September 30, 1999. This decrease is primarily from downsizing operations and focusing on the core internet business.

         Total operating expenses during the quarter ended September 30, 2000 decreased approximately 82% to $194,914 from $1,109,233 for the quarter ended September 30, 1999. Total operating expenses include general and administrative expenses and amortization and depreciation expenses, and are as follows:

         General and administrative expenses during the quarter ended September 30, 2000 decreased approximately 81% to $215,870 from $1,108,274 during the quarter ended September 30, 1999. This decrease was primarily due to the Company liquidating its telecommunications and some non-internet related businesses.

         Amortization and depreciation expenses during the quarter ended September 30, 2000 was decreased 2288% to ($20,956) from $959 in September 30, 1999. This decrease is due to correcting the depreciation that was recorded previously for the Hotel.

         Other expenses consisting of interest expense and loss on investments during the quarter ended September 30, 2000 were $878 and $69,152, respectively, compared to $2,874 and $0 for the same period in 1999. The loss on investment is due to the Sevada Holdings, Ltd. IV, investment.

         As a result of the foregoing, the Company generated a net loss of $410,994 during the quarter ended September 30, 2000 compared to a net loss of $1,090,565 during the quarter ended September 30, 1999. Although the Company generated a net loss for the quarter ended September 30, 2000, the Company has substantially reduced the net loss from the same period of last year by its liquidation of non-internet assets and restructuring activities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         Total revenues for the nine months ended September 30, 2000 decreased 103% to a deficit of $14,774 from $548,118 for the nine months ended September 30, 1999. This decrease in revenue is due to the Company having temporarily suspend key revenue producing operations and an increase in payouts. Total revenues principally include: Revenues from management services related to wagers processed, net after payouts, from the Company's E-commerce gaming processing business operations.

         Cost of revenues during the nine months ended September 30, 2000 decreased 72% to $59,335 from $209,113 for the nine months ended September 30, 1999. This decrease is primarily from downsizing operations and focusing on the core internet business.

         Total operating expenses during the nine months ended September 30, 2000 decreased 27% to $1,190,806 from $1,631,734 for the nine months ended September 30, 1999. Total operating expenses include general and administrative expenses and amortization and depreciation expenses, and are as follows:

         General and administrative expenses during the nine months ended September 30, 2000 decreased 23% to $1,132,921 from $1,472,684 during the nine months ended September 30, 1999. This decrease was primarily due to the Company liquidating its telecommunications and some non-internet related businesses.

         Amortization and depreciation expenses during the nine months ended September 30, 2000 decreased 64% to $57,885 from $159,050 at September 30, 1999. This decrease is due to correcting the depreciation that was recorded previously for the Hotel. Go Call should not have taken this depreciation; the depreciation should have been on the Sevada books.

         Other expenses consisting of interest expense and loss on investments during the nine months ended September 30, 2000 were $7,838 and $69,152, respectively, compared to $6,236 and $0 for the same period in 1999. The loss on investment is due to the Sevada Holdings, Ltd. IV, investment.

         As a result of the foregoing, the Company generated a net loss of $1,341,905 during the nine months ended September 30, 2000, compared to a net loss of $1,298,965 during the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES.

         At September 30, 2000, the Company had a current asset to current liability ratio of 0.12 to 1, compared to a ratio of 0.48 to 1 at December 31, 1999.

         The Company's cash flow needs for the nine months ended September 30, 2000 and 1999 were primarily provided by loans from related parties and financings from the sale of the Company's securities.

         At September 30, 2000, cash and cash equivalents were $6,759, compared to $79,424 at December 31, 1999. This 91% decrease is primarily attributable to the use of cash and cash equivalents to reduce the Company's debt to related parties, advancements to Global Indexus, Inc., and continued losses.

         As of September 30, 2000, the Company's borrowings grew 18% to $1,541,783 from $1,308,476 as of December 31, 1999. The growth of the borrowings was due to a 25% increase in accounts payable to $1,203,884 from $965,067 plus a 1% increase in related party loans to $329,818 from $328,067, offset by a 47% decrease in player deposits to $8,081 from $15,342.

         Net cash used in operating activities during the nine months ended September 30, 2000 primarily consisted of a net loss from operations of $1,341,905, an increase in accounts payable of $354,193, and an increase in deposit receivables of $392,342 that are mostly due to the refund of old reserves being held by the credit card processing company on player deposit.

         Net cash provided by financing activities was $500,519 for the nine months ended September 30, 2000, compared to $670,391 for the same period in 1999.

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

         The statement of cash flows in the Company's financial statements reflect a loss of $47,890 due to an effect of exchange rate changes on cash for the nine months ended September 30, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is not currently exposed to market risks due to changes in interest rates and foreign currency rates, and therefore, the Company does not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company currently has a judgment against it in the amount of $75,000, which is owed to Harvey Productions, Inc. An accrual for the judgment in the amount of $75,000 has been recorded in the financial statements for the quarter ended March 31, 2000 and adjusted in the prior years "accumulated deficit" and "accrued charges" columns.

         A default judgment was entered against the Company vs. Island Green Forestry by the Provincial Court of British Columbia, Small Claims, Case #C2877 in the amount of $10,766.68 Canadian. The judgment was against Go Call Canada, Inc., (the Canadian subsidiary of the Company). The Company is investigating the default judgment since the Company was never served with a complaint. An accrual for the judgment in the amount of $10,766.68 has been recorded in the financial statements for the quarter ended September 30, 2000.

         On May 15, 2000, the two casino sites to which the Company had been providing services stopped using the Company's services. On June 8, 2000, the Company received a letter from the owner of these casinos stating that the casino royalties for October through the present were not paid and that the contract was being terminated for non-payment. In a previous letter dated February 2000, the casino owner alleged that over $400,000 was owed. The Company disagrees with the amount since no invoices were received. The Company is investigating the matter, and its management is investigating various options.

         Except as set forth above, the Company knows of no material legal actions, pending or threatened, or judgment entered against the Company or any executive officer or director of the Company, in his capacity as such.

ITEM 2. CHANGES IN SECURITIES

         During the three months ended September 30, 2000, the Company issued 26,200 convertible preferred shares to two different private corporations. in exchange for cash in the amount of $156,900. The preferred shares are convertible, at the option of the holder, at the rate of 100 common shares for each preferred share. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         During the three months ended September 30, 2000, the Company issued 654,761 shares of common stock to a private corporation. in exchange for cash in the amount of 208,333 shares for $25,000, and 446,428 shares for $50,000. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         In October of 2000, the Company issued 1,000,000 shares of common stock to an investor in exchange for cash in the amount of $225,000. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

                  In October of 2000, 10,000 shares to a director, Michael Meyer for services valued at $2,225. The shares were issued in a private transaction not involving a public offering and the Company relied upon Section 4(2) to effect the transaction.

         In October of 2000, the Company issued 10,500 convertible preferred shares to a private corporation in exchange for cash in the amount of $62,812. The preferred shares are convertible, at the option of the holder, at the rate of 100 common shares for each preferred share. The shares were issued in a private transaction not involving a public offering and the Company relied upon
Section 4(2) to effect the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits:

         Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended September 30, 2000 (Exhibit ref. No. 27).

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GO CALL, INC.

Date: 6/20/2001                          By: /s/ James Palmer
     ------------------                      ------------------------------
                                             James Palmer
                                             Chief Executive Officer