Form 10-K
period 2000-12-31
BrightRock Gold Corp
filed 2025-03-07
CIK 1059689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number: 000-27509

BRIGHTROCK GOLD CORPORATION

(F/K/A GO CALL INC.)

(Exact name of Company as specified in its charter)

Nevada	65-0794980
(State of incorporation)	(I.R.S. Employer Identification No.)

6615, #428 Grand Avenue

Gurnee, Illinois 60031

(Address of principal executive offices)

1-866-600-5444

(Company’s telephone number, including area code)

GO CALL, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing Indicate by check mark whether the Company is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

For complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $-0- (computed by reference to the closing price of a share of the Company’s common stock on that date as reported).

As of December 31, 2000, there were 28,679,120 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

EXPLANATORY NOTE

Go Call Inc. (the “Company”) has not been able to have an independent registered public accountant audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2000. As described herein, on September 30, 2000, the Company ceased filing their reporting obligations and the Company then ceased operations on December 31, 2000. As a result, accounting records for the Company for the fiscal year ended December 31, 2000, are not available and could not be audited. This report is therefore deficient because the annual financial statements contained in this report for the fiscal year ended December 31, 2000, have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.

ii

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to. f/k/a, Go Call Inc. unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

To the best of our knowledge, the Company ceased filing their reporting obligations on September 30, 2000 and ceased operations in December of 2000.

On May 31, 2004, new management filed a Certificate of Revival with the State of Delaware to bring the Company into Good Standing and subsequently redomiciled the Company in the State of Nevada on September 5, 2006.

On November 07, 2006, a certificate of notice of termination of registration under section 12(g) of the Securities Exchange Act of 1934, Form 15-12G was filed on behalf of the Company.

Business Prior to December 31, 2000

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

Go Call Canada, Inc., is a wholly owned subsidiary of the Company, which is currently dormant and produces no revenues. Go Cash, Ltd., a Costa Rican corporation (“Go Cash”), is a wholly owned subsidiary of the Company which performs all of the functions of the Company’s business of providing turnkey management services to other electronic gaming companies. These services are performed outside the United States. Go Cash’s services include ongoing marketing of the gaming businesses and performing calculations, preparing the website graphical interface with the customer, managing secure electronic transfer of funds, storage of data on individual players, administration of customer support services, continuous update of website and addition of new games. Certain specific services, such as processing of credit card transactions, are outsourced to unrelated third parties. Currently, this subsidiary has one casino, a scratch ticket site, and six sports book customers. The Company is beta testing for one potential lottery customer, and is pursuing several other new client relationships.

Country Star Restaurants, Inc., a Delaware corporation (“Country Star”) operated a country music theme restaurant in Southern California. Pursuant to a Stock Acquisition Agreement dated March 11, 1999, the Company acquired approximately 92% of the issued and outstanding common stock of Country Star from the three principal shareholders of Country Star in exchange for 4,552,751 shares of the Company’s Common Stock, which represented twenty-three percent (23%) of all of the Company’s issued and outstanding Common Stock. After the Company assumed control of Country Star’s operations, the Company advanced approximately $438,054 to Country Star in exchange for a promissory note secured by all of Country Star’s assets. Management of the Company subsequently determined that the Company had not received complete disclosure of Country Star’s operations.

The substantial indebtedness of Country Star had not been disclosed when the information was requested during the investigation before the purchase. Upon discovering the true indebtedness by taking over the operations of Country Star, the Company, pursuant to a Repurchase Agreement, dated August 5, 1999, redeemed the 4,552,751 shares of its Common Stock for a cash payment of $728,440. The value of $728,440 or 16 cents per share was the payment negotiated between two non-arm’s length parties. The three principal shareholders who originally sold the stock to the Company offered the price of $728,440 and the Company agreed. The Company paid the agreed amount and certificate number 3100/2 for 4,552,751 shares of the Company common stock was returned to the transfer agent, Interwest Transfer Company, and cancelled. As of August 19, 1999, Country Star and the Company agreed to terminate plans to merge the two companies, and the Company has announced its intention to dispose of its interest in Country Star. On December 23, 1999, the Company sold their 92% interest in Country Star Restaurants to Star Liquidation Company LLC, and received in return a note of $728,000, bearing interest at the rate of 5% per annum due in full in December 2004.

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

Business as of December 31, 2000

Company is a Blank Check Company

As of December 31, 2000, the Company is a development stage company with no revenues, no assets, and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is considered a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

As of December 31, 2000, our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post-effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and resale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or a merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination.

While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early-stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries that experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Competition

Major competitors’ objectives and strategies are to develop a market for their products on a national scale. While none has yet done so, it could happen. Competitive threats today come from other companies with more capital to invest in national advertising campaigns, not from any with a product better than the Company’s.

Limited depth of management:

The Company has a quality management team. However, that team is limited in number. If one or more of the immediate management team was incapacitated, this could have a negative effect on the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has no property.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information

The Company’s common stock is listed on OTC Markets. The last reported sales price of our common stock on the OTC Markets on March 7, 2025, was $0.08.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then-current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of December 31, 2000, there were 28,679,120 shares of common stock issued and outstanding, which were held by approximately 46 stockholders of record.

As of December 31, 2000, there were 46,700 shares of Series A Preferred stock issued and outstanding, which were held by approximately 6 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements, which are included elsewhere in this Form 10-K.

Results of Operations

Management’s Plan of Operation

Overview

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt, or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;
•	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
•	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Liquidity

As of December 31, 2000, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

As of December 31, 2000, the Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of acquisition for an unlimited period of time will be paid from additional money contributed by David Lazar, our sole officer and director, or an affiliated party.

Off-Balance Sheet Arrangements

As of December 31, 2000, and 1999, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2000, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2000, and December 31, 1999, are included elsewhere in this Form 10K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2000 the Company had negative shareholders’ equity of -$.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information.

Item 8 Financial Statements

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2000	1999
ASSETS
Current assets:
Cash	$–	$79,424
Deposits receivable	–	502,264
Accounts receivable	–	15,342
Other current assets	–	28,886
Total Current Assets	–	625,916
Property and Equipment
Equipment	–	–
Furniture and Fixtures	–	–
Leasehold Improvements	–	–
Accumulated depreciation	–	–
Total Property and equipment	–	–
Other Assets
Fixed Assets-at cost, net	–	2,139,938
Notes Receivable	–	1,163,554
Investment in Global Indexus	–	188,366
Total other assets	–
Total assets	–	4,117,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts Payable and Accrued Liabilities	–	604,989
Player deposits	–	300,420
Due to related parties	–	328,067
Total liabilities	–	1,233,476
Stockholders’ deficit:
Preferred stock; authorized 2,000,000; 186,000 shares at $0.001 par value as of December 31, 1999 and 46,700 as of December 31, 2000	47	186
Common stock; authorized 100,000,000; 22,741,909 shares at $0.001 par value as of December 31, 1999 and 28,679,120 as of December 31, 2000	28,679	22,741
Additional Paid in Capital	9,901,931	8,851,468
Fair value of options	236,548	239,260
Common stock to be issued-from subscriptions	(356,681)	(356,681)
Accumulated Deficit	(9,810,524)	(5,872,676)
Total stockholders’ deficit	–	2,884,298
Total liabilities and stockholders’ equity	$–	$4,117,774

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2000	Year Ended December 31, 1999

Revenue:
Wagering revenue, net of payouts	$(14,774)	$613,830
Other revenue	–	66,341
Gross revenues	(14,774)	680,171

Cost to produce revenues	(59,335)	(247,910)
Gross profit/loss	(74,109)	432,261

Operating Expenses:

General and administrative	1,389,890	3,931,284
Depreciation	57,885	175,784
Total Operating Expenses	1,447,775	3,931,284

Loss from Operations	(1,447,775)	(3,499,023)

Other Income (Expense)
Loss on extinguishment of current assets	(175,263)	–
Loss on extinguishment of property and equipment	(227,962)	–
Loss on extinguishment of Other assets	(3,278,632)	–
Gain on extinguishment of current liabilities	1,541,783	–
Loss in Sevada Holdings Limited	(69,152)	–
Preferred dividends	(198,900)	–
Bank charges and Interest Expense	(7,838)	(9,908)
Total other income (expense)	(2,415,964)	(9,908)

Net loss for the period	$(3,937,848)	$(3,508,931)

Net loss per share:
Basic and diluted	–	0.21

Weighted average number of shares outstanding:
Basic and diluted	25,861,693	17,198,454

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 1999	185,439	$186	22,741,909	$22,741	$8,851,468	$(5,872,676)	$2,884,298
Preferred Stock issued for cash	46,700	47	–	–	269,712	–	269,759
Common Stock issued for cash	–	–	2,805,117	2,805	450,792	–	453,597
Common Stock issued on conversion of Preferred stock	(185,439)	(186)	2,897,484	2,898	(2,712)	–	(2,712)
Options exercised for cash	–	–	–	–	1,100	–	1,100
Beneficial Conversion feature	–	–	–	–	198,900	–	198,900
Shares issued for Services	–	–	234,610	235	132,671	–	132,906
Net loss	–	–	–	–	–	(3,937,848)	(3,937,848)
Balance, December 31, 2000	46,700	$47	28,679,120	$28,679	$9,901,931	$(9,810,524)	$–

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash flow from operating activities:
Net loss	$(3,937,848)	$(3,609,715)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of current assets	175,263	–
Loss on extinguishment of property and equipment	227,962	–
Loss on extinguishment of Other assets	3,278,632	–
Gain on extinguishment of current liabilities	(1,541,783)	–
Loss in Sevada Holdings Limited	69,152	–
Shares for services	132,906	1,656,931
Options for services	65,000	239,260
Accumulated Depreciation	57,885	175,784

Changes in operating assets and liabilities:
Write down of intangible assets	–	2,139
Other assets	(33,353)	–
Deposit receivable	392,342	–
Other receivables	11,110	–
Accounts Payable	354,193	271,984
Player deposits	(7,261)	–
Net Cash (Used) in Operating activities	(556,900)	(1,263,617)

Cash flows from investing activities:
Purchase of fixed assets	–	(78,193)
Purchase of Country Star restaurants	–	(728,440)
Capital Expenditures	(104,501)	–
Advances to related parties	(2,500)	–
Advances to Global Indexus	(93,607)	–
Net cash used in investing activities	(200,608)	(806,633)

Cash flows from financing activities:
Proceeds from the issuance of common stock	453,597	1,514,634
Proceeds from the issuance of preferred stock	269,759	–
Advances to Country Star restaurants	–	(435,554)
Due to related parties	–	1,030,346
Payments on notes payable-related party	(319,883)	–
Proceeds from note payable-related party	322,501	–
Net cash provided by financing activities	$725,974	$2,109,426

Effect of currency exchange rate on cash	(47,890)	(2,714)

Increase/Decrease in cash during the period	(79,424)	36,462

Cash, beginning of period	79,424	42,962

Cash, end of period	$–	$79,424

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$–	$–
Taxes	$–	$–
Non-cash investing and financing activities
Investment in Global Indexus for Stock	$–	$188,366
Debt extinguished for preferred stock	$–	$931,070
Beneficial Conversion Feature	$198,900	$–

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(Formerly Go Call, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Brightrock Gold Corporation) (the “Company”), was originally incorporated on March 1, 1994 as Omni Advantage, in the State of Louisiana. In 1998 the issuer changed its name from Omni Advantage Inc. to Go Call Inc. In October 2004 the Issuer changed its name from Go Call Inc. to Medical Institutional Services Corp. In December 2009, the Issuer changed its name from Medical Institutional Services Corp. to National Pharmaceuticals Corp. In July of 2012 the Issuer changed its name from National Pharmaceuticals Corp. to Ghana Gold Corp. In November 2013 the Company changed its name from Ghana Gold Corp to Brightrock Gold Corporation.

To the best of our knowledge, the Company, under the name of Go Call, Inc. ceased filing their reporting obligations on September 30, 2000 and ceased operations in December of 2000.

On May 31, 2004, new management filed a Certificate of Revival with the State of Delaware to bring the Company into Good Standing and subsequently redomiciled the Company in the State of Nevada on September 5, 2004.

On November 07, 2006, a certificate of notice of termination of registration under section 12(g) of the Securities Exchange Act of 1934, Form 15-12G was filed on behalf of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of December 31, 2000 the Company had shareholders’ equity of $0.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $9,810,524 as of December 31, 2000 and $5,872,676 for the year ended December 31, 1999. The Company had a net loss of $3,937,848 for the year ended December 31, 2000 and a net loss of $3,508,931 for the year ended December 31, 1999. The Company had net cash used in operating activities of $556,500 for the year ended December 31, 2000 and a net cash used in operating activities of $1,265,756 for the period ended December 31, 1999.

The Company has incurred significant losses from operations and negative cash flows from operating activities during each of last several years. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There are no assurances that the Company will be able continue operations and generate sufficient revenue and its ability to raise additional funds. As of December 31, 2000, the Company appears to have ceased operations, and the ability of the Company to continue as a going concern is dependent and contingent upon the Company’s ability to further implement a new business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVESTMENT IN SEVADA HOLDINGS AVAILABLE-FOR-SALE

During December 1999, the Company entered into an agreement to acquire an 80% interest in Sevada Holdings Ltd. IV, a limited partnership formed for the purpose of developing and selling real estate. As consideration for the investment, the Company contributed assets consisting of a hotel including real estate and furnishings. The hotel assets contributed to the partnership have been placed in an irrevocable trust with the interest of the beneficiaries designated to the partners of Sevada Holdings Ltd. IV in direct proportion to the original interests of the partnership. Subsequent to September 30, 2000, during October 2000, the Company entered negotiations with the original owners of the hotel and related assets in order to unwind the original acquisition agreement and return the properties to the original owners. All the agreements have been signed for this action to be taken. The agreement is at no cost to Go Call. All of the shares originally paid for the hotel will be returned to the Go Call treasury. The deal will be complete as soon as the shares are received at the escrow agent’s office.

As of September 30, 2000, the Company is in negotiations to unwind an acquisition agreement related to the Company’s beneficial interest in hotel assets placed in Sevada Holdings Ltd. The Company is unable to determine the outcome of the negotiations and no adjustments have been included in the financial statements as of September 30, 2000. If the agreement is finalized as negotiated, the Company will receive back the approximate 1,680,000 (post-split) shares it originally issued in exchange for the Company’s interest in Sevada Holdings Ltd.

The outcome of this transaction is unknown, as the Company ceased to file their reporting obligations in September of 2000 and no other information is available, as of December 31, 2000 all amounts have been written down to $0.

NOTE 5 – LONG-TERM NOTES RECEIVABLE

In December 1999, the Company sold its investment in Country Star Restaurants, Inc. (“CSR”) and took back a note receivable in the amount of $728,000 due in full with accumulated interest at an annual rate of 5% on December 23, 2004. Prior to the sale, cash advances were made to CSR by the Company totaling $435,554 which are to be repaid to the Company as Star operations permit.

During the quarter ended March 31, 2000, the purchaser of CSR, Star Liquidation Company LLC (“Star”), filed a petition for bankruptcy of CSR. The note receivable from Star bears prepayment rights that allow the Company an amount equal to 50% of the net proceeds of any asset sale involving any Star assets, subject to Star’s bankruptcy proceedings and/or the rights of creditors. There is no direct security for the principal amount of the note. Prior to the sale of CSR to Star, the Company registered a general security agreement against all of the monetary and non-monetary assets of CSR as security for the advances made to CSR.

It is unclear at the date of issue of these financial statements how Star’s petition for bankruptcy of CSR will affect the Company’s ability to realize the full value of the note and advances related to CSR. The Company has not recognized any allowance for doubtful collection of these amounts as of September 30, 2000. Any changes which would result in the Company not being able to collect the full value of these amounts will be booked in the period of change.

The outcome of this transaction is unknown, as the Company ceased to file their reporting obligations in September of 2000 and no information is available, as of December 31, 2000 all amounts have been written down to $0.

NOTE 6 – STOCKHOLDERS’ EQUITY

As of December 31, 2000 the Company’s authorized share capital was 100,000,000 Common Shares with a par value of $0.001 of which 28,679,120 were issued and outstanding.

As of December 31, 2000 the Company’s authorized preferred share capital consisted of 2,000,0000 preferred shares with a par value of $0.001 of which 46,700 were issued and outstanding. The preferred shares are convertible, at the option of the holder, at the rate of 100 common shares for each preferred share.

During the year ended December 31, 2000, the Company issued an aggregate total of 46,700 convertible preferred shares in exchange for cash. The convertibility of the preferred shares into common constitutes a beneficial conversion feature of the preferred shares in the amount of $198,900 which was recorded as a preferred dividend during the three months ended September 30, 2000. Additionally, during the year ended December 31, 2000, the Company issued an aggregate total of 2,794,118 common shares for cash, 234,610 Common shares for services rendered, and 2,897,484 common shares upon conversion of 185,439 preferred shares.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company has been named in a complaint filed during September 1998 claiming $75,000 in damages with respect to an alleged breach of contract related to a commitment for television production services and distribution of a syndicated television program. During April 2000, the court awarded a judgment in favor of the plaintiff against the Company. An accrual for the entire $75,000 judgment has been recorded in the financial statements for the quarter ended March 31, 2000 and adjusted in the prior year’s accumulated deficit and prior year’s accrued charges.

NOTE 8 – EXTINGUISHMENT OF ASSETS AND LIABILITIES

As of September 30, 2000 the Company ceased to continue their filing obligation with the SEC and no other information was available as to the Company’s financial status, which left the Company’s financial standing in question. Based on the fact that there was no financial information available and no way of confirming the validity of the Company’s assets and liabilities, new management came to the conclusion and deemed it to be prudent that all assets and liabilities should be written off in their entirety.

NOTE 9 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events for the year ended December 31, 2000 for disclosure consideration. and determined that there were no reportable subsequent events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2000. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions;

(ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2000 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2000, because there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the lack of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of hiring employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Mahmood (Mac) J. Shahsavar	Chairman, CEO, Director	68	May 10, 2013

Linda MacDonald	Secretary, Treasurer, Director	65	May 10, 2013

Aarya Shahsavar	Director	31	July 24, 2023

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mahmood (Mac) J. Shahsavar P.Eng.

Mahmood (Mac) J. Shahsavar holds a degree in Engineering from the University of Saskatchewan, and currently holds several positions in both private and public companies and has extensive business and public company experience. A summary of Mr. Shahsavar’s positions are as follows: Chairman and CEO of Brightrock Gold Corporation, Chairman and CEO of Xtra Energy Corporation, Chairman and CEO of Xcana Petroleum Corporation, CEO of National Health Care Manufacturing. CEO of Elite Auto Group. and Non-executive Chairman and Director of Innocorps Research Corporation.

Linda MacDonald

Linda MacDonald has over 20 years office and administration experience and currently serves on the Board of Directors and as an Officer in the position of Corporate Secretary and Treasurer for Brightrock Gold Corporation, Xtra Energy Corporation and Xcana Petroleum Corporation.

Aarya Shahsavar P.Eng

Aarya Shahsavar holds a degree in Engineering from the University of Saskatchewan and is the co-founder and chief executive officer of Innocorps Research Corporation (Innocorps), and is presently leading development as the Chief Engineer for the Circular City consortium and winner of the Department of National Defense Innovation for Defense Excellence and Security’s (IDEaS) Pop Up City Contest. The outcome of this, is to deploy a full-scale relocatable camp that offers comprehensive reductions in energy, water, and waste utility systems over the current Relocatable Temporary Camps (RTC) used by the Canadian Armed Forces.

Aarya’s plan for Innocorps and Circular City is to use this experience and the relevant dual-use technologies that have been developed to meet the ESG requirements for mining companies, especially for remote mine exploration camps, to help minimize the potential environmental effects of new mines that will need to be built to drive the next phase of the sustainable energy transition. With his background in Engineering Physics, seven granted patents, and three more patents pending, he brings a first-principles approach to tackling problems.

All directors within the past five years have not, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Employment Agreements

We have no formal employment agreement with David Lazar who is our sole employee, Directors or officer.

Family Relationships

Mr. Aarya Shahsavar P.Eng. is the son of Mahmood (Mac) J. Shahsavar P.Eng., the Company’s Chairman and CEO.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. The Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2000. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2000, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2000 and 1999. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2000.

Compensation of Directors

During the year ended December 31, 2000, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2000 and 1999, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February__, 2024 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on February__, 2024. As of February__, 2024, there were 333,698,000 shares of our Company’s Common Stock issued and outstanding and 1,160,500 of Our Company’s Preferred Stock Outstanding.

Name and address of Beneficial Owner	Preferred Stock	Common Stock	Beneficial ownership	Percentage of Class
Mahmood (Mac) J. Shahsavar 6615, #428 Grand Avenue Gurnee, Illinois 60031	0	0	0	0%
Linda MacDonald 6615, #428 Grand Avenue Gurnee, Illinois 60031	0	0	0	0%
Aarya Shahsavar 6615, #428 Grand Avenue Gurnee, Illinois 60031	50,000	0	50,000	4.31% (1)
Officers and Directors as a Group	50,000	0	50,000	4.31% (1)

5% or Greater Shareholders
Shayla Investments LLC (1) (2) Mahmood (Mac) j. Shahsavar Principal 1765 Sargent Ave. Suite 100B, Winnipeg MB Canada	1,000,000	19,504,500	1,000,000	86.2% (1) 5.84% (2)
RedBeryl Mining Company 10403 Treaty Court, Spotsylnania VA. 22553	0	31,000,000	31,000,000	9.28% (2)
Open-I Investments Mahmood (Mac) j. Shahsavar Principal 123 BARRACK RD BELIZE CITY Belize		32,000,000	32,000,000	9.58% (2)
Floating Rock Entertainment Inc. Mahmood (Mac) j. Shahsavar Principal PO BOX 170 CHURCHILL BLDG FRONT ST GRAND TURK Turks and Caicos Islands		30,000,000	30,000,000	8.99% (2)
Guarda Investment Group Limited Mahmood (Mac) j. Shahsavar Principal RM 1202 CAPITAL CTR 5-19 JARDINES BAZAAR CAUSEWAY BAY Hong Kong		90,000,000	90,000,000	26.97% (2)
Janice Shahsavar 10 CASA RIO BAY SASKATOON, SK S7T 1B5 Canada		20,000,000	20,000,000	6.00% (2)

_________________

1)	(1) Percentages are calculated based on shares of the Company’s Preferred Stock issued and outstanding on March 7, 2025
2)	(2) Percentages are calculated based on shares of the Company’s Common Stock issued and outstanding on March 7, 2025

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended
	December 31, 2000	December 31, 1999
Audit Fees	$0		$0
Audit-Related Fees	0		0
Tax Fees	0		0
Total	$0	$	N/A

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 *	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(Signatures on Following Page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRIGHTROCK GOLD CORPORATION

(F/K/A GO CALL INC.)

(Registrant)

Dated: March 7, 2025	By:	Mahmood (Mac) J. Shahsavar Mahmood (Mac) J. Shahsavar Chairman, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 7, 2025	By:	/s/ Mahmood (Mac) J. Shahsavar Mahmood (Mac) J. Shahsavar Chairman, Chief Executive Officer, Chief Financial Officer and Director
Dated: March 7, 2025	By:	/s/ Linda Macdonald
Linda MacDonald Secretary, Treasurer, and Director

Dated: March 7, 2025	By:	/s/ Aarya Shahsavar
Aarya Shahsavar Director

