Form 10-Q
period 2001-03-31
BrightRock Gold Corp
filed 2025-03-10
CIK 1059689

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-27509

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

(Exact name of registrant as specified in its charter)

Nevada	65-0794980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6615, #428 Grand Avenue
Gurnee, Illinois	60031
(Address of principal executive offices)	(Zip Code)

1-866-600-5444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of March 31, 2001, there were _______shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BALANCE SHEETS

	March 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash	$–	$–
Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts Payable and Accrued Liabilities	$–	$–
Total liabilities	–	–

Stockholders’ deficit:

Preferred stock; authorized 2,000,000; 47,700 shares at $0.001 par value as of December 31, 2000 and 46,700 as of March 31, 2001	47	47
Common stock; authorized 100,000,000; 28,679,120 shares at $0.001 par value as of December 31, 2000 and March 31, 2001	28,679	28,679
Additional Paid in Capital	9,901,931	9,901,931
Fair value of options	236,548	236,548
Common stock to be issued-from subscriptions	(356,681)	(356,681)
Accumulated Deficit	(9,810,524)	(9,810,524)
Total stockholders’ deficit	–	–

Total liabilities and stockholders’ equity	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Revenue
Wagering revenue, net of payouts	$–	$81,369
Other revenue	–	14,443
Gross revenues	–	95,812
Cost to produce revenues	–	41,833
Gross profit/loss	–	53,979

Operating Expenses:

General and administrative	–	499,972
Depreciation	–	39,767
Total Operating Expenses	–	539,739
Loss from Operations	–	(539,739)
Other Income (Expense)
Bank charges and Interest Expense	–	(5,417)
Total other income (expense)	–	(5,417)

Net loss for the period	$–	$(491,177)

Net loss per share:
Basic and diluted	$–	$0.02

Weighted average number of shares outstanding:
Basic and diluted	25,861,693	23,285,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2000	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–

Net loss	–	–	–	–	–	–	–
Balance, March 31, 2001	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Cash flow from operating activities:
Net loss	$–	$(491,177)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	–	39,767
Shares for services	–	79,320
Changes in operating assets and liabilities:	–	–
Accounts Payable	–	413,688
Net Cash (Used) in Operating activities	–	41,598

Cash flows used in investing activities
Investment in Global Indexus	–	(50,000)
Net cash used in investing activities	–	(50,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	–	16,000
Proceeds from the issuance of preferred stock	–	50,000
Advances made to investments	–	(23,246)
Payments on notes payable-related party		(251,727)
Proceeds from note payable-related party	–	165,930
Net cash provided by financing activities	–	(43,043)
Effect of currency exchange rate on cash	–	(27,979)
Decrease in cash during the period	–	(79,424)
Cash, beginning of period	–	79,424

Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$–	$–
Taxes	$–	$–
Non-cash investing and financing activities
Beneficial Conversion Feature	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(Formerly Go Call, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

On May 31, 2004, new management filed a Certificate of Revival with the State of Delaware to bring the Company into Good Standing and subsequently redomiciled the Company in the State of Nevada on September 5 , 2006.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of March 31, 2001 the Company had shareholders’ equity of $0.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2001 and March 31, 2000, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

As of March 31, 2001, there are no recent accounting pronouncements that impact the Company’s operations

NOTE 3 –STOCKHOLDERS EQUITY/DEFICIT

As of March 31, 2001 the Company has authorized 100,000,000 shares of common stock. As of March 31, 2001, and March 31, 2000 respectively, there were 28,679,120 And 25,863,003 shares of Common Stock issued and outstanding and .46,700 and 10,000 Preferred shares issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2001, and March 31, 2000.

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events for the three ended March 31, 2001 for disclosure consideration. and determined that there were no reportable subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Overview

To the best of our knowledge, the Company ceased filing their reporting obligations in September 2000 and ceased operations in December of 2000.

On May 31, 2004, new management filed a Certificate of Revival with the State of Delaware to bring the Company into Good Standing and subsequently redomiciled the Company in the State of Nevada on September 5 , 2006.

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

Results of Operations

The three months ended March 31, 2001 compared to the three months ended March 31, 2000

Revenue

For the three months ended March 31, 2001 and 2000, we had revenue of $0 and $95,812, respectively.

Cost of Revenue

For the three months ended March 31, 2001 and 2000, cost of revenue was $0 and $41,833.

Officer Compensation

We incurred $0 and $0 of officer compensation for the three months ended March 31, 2001 and 2000, respectively.

General and administrative expenses

We had $0 of general and administrative expenses (“G&A”) for the three months ended March 31, 2001, compared to $499,972 for the three months March 31, 2000, a decrease of $499,972 or 100% The decrease is primarily due to the cease in operations in December 2000.

Professional fees

We incurred $0 of professional fees for the three months ended March 31, 2001, compared to $0for the three months ended March 31, 2000, an increase/decrease of $0. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to the cease in operations in December 2000.

Other income (expense)

For the three months ending March 31, 2001, we had total other expense of $0, compared to total other expense of $5,417 for the three months ended March 31, 2000. In the current period we incurred $5,417 of interest expense.

Net loss

We incurred a net loss of $0 for the three months ended March 31 2001, compared to $491,177 for the three months ended March 31, 2000. Our decrease in net loss is primarily due to the cease in operations in December 2000.

Cash flow from operations

Cash used in operating activities for the nine months ended March 31, 2001, was $0 compared to $41,598 of cash used in operating activities for the three months ended March 31, 2000.

Cash Flows from Financing

For the three months ended March 31, 2001, we netted $0 from financing activities. We received $165,930 for the issuance of convertible promissory notes and $0 from other loans. We repaid $251,727 on a note payable. For the three months ended March 31, 2000, we received $16,000 from proceeds from the sale of common stock and $73,500 from the from proceeds from the sale of preferred stock.

Going Concern

As of March 31 2001, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

We have suffered recurring losses from operations and have not yet generated any revenue. As a result of these and other factors, our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Management’s plans with regard to these matters encompass the following actions: (i) obtaining funding from new investors to alleviate our working capital deficiency, and (ii) implementing our plan of operation to generate sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. Our financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and to Note 2 our financial statements contained in our Form 10-K for a more complete summary of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2001.

The following aspects of the Company were noted as potential material weaknesses:

•	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions;
•	Due to our size and scope of operations, we currently do not have an independent audit committee in place;
•	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Control over Financial Reporting

Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTROCK GOLD CORPORATION

(F/K/A GO CALL INC.)

(Registrant)

Dated: March 10, 2025

By: /s/ Mahmood (Mac) J. Shahsavar

Mahmood (Mac) J. Shahsavar,

Chairman, Chief Executive Officer, Chief Financial Officer and Director

