Form 10-Q
period 2001-09-30
BrightRock Gold Corp
filed 2025-03-10
CIK 1059689

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of September 30, 2001, there were 28,679,120 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BALANCE SHEETS

	September	December
	30, 2001	31, 2000

ASSETS

Current assets:
Cash	$–	$–
Total Current Assets	–	–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	$–	$–
Total liabilities	–	–

Stockholders’ deficit:
Preferred stock; authorized 2,000,000; 47,700 shares at $0.001 par value as of December 31, 2000 and 46,700 as of September 30, 2001	47	47
Common stock; authorized 100,000,000; 28,679,120 shares at $0.001 par value as of December 31, 2000 and September 30, 2001	28,679	28,679
Additional Paid in Capital	9,901,931	9,901,931
Fair value of options	236,548	236,548
Common stock to be issued-from subscriptions	(356,681)	(356,681)
Accumulated Deficit	(9,810,524)	(9,810,524)
Total stockholders’ deficit	–	–

Total liabilities and stockholders’ equity	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Revenue
Wagering revenue, net of payouts	$–	$(154,386)	$–	$(14,774)
Gross revenues	–	(154,386)	–	(14,774)

Cost to produce revenues	–	(8,336)	–	(59,335)
Gross profit/loss	–	(146,050)	–	(74,109)

Operating Expenses:

General and administrative	–	215,870	–	1,132,921
Depreciation	–	20,956	–	57,885
Total Operating Expenses	–	194,914	–	1,190,806

Loss from Operations	–	(194,914)	–	(1,190,806)

Other Income (Expense)
Loss in Sevada Holdings Limited	–	(69,152)	–	(69,152)
Preferred dividends	–	(198,900)	–	(198,900)
Bank charges and Interest Expense	–	(878)	–	(7,838)
Total other income (expense)	–	(268,930)	–	(275,890)

Net loss for the period	$–	$(609,894)	$–	$(1,540,805)

Net loss per share:
Basic and diluted	$–	$0.02	$–	$0.06
Weighted average number of shares outstanding:
Basic and diluted	25,861,693	27,022,500	25,861,693	27,022,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2000	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2001	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–
Net loss	–	–	–	–	–	–	–
Balance, June 30, 2001	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–
Net loss	–	–	–	–	–	–	–
Balance, September 30, 2001	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Cash flow from operating activities:
Net loss	$–	$(1,540,805)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	–	57,885
Shares for services	–	132,906
Loss in Sevada Holdings	–	69,152
Cost of options	–	65,000
Changes in operating assets and liabilities:
Deposit receivables	–	392,342
Other receivables	–	11,110
Other assets	–	(33,353)
Player deposits	–	(7,261)
Accounts Payable	–	354,193
Net Cash (Used) in Operating activities	$–	$(299,931)

Cash flows used in investing activities
Capital expenditures	–	(129,256)
Advances to related parties	–	(2,500)
Advances to Global Indexus	–	(93,607)
Net cash used in investing activities	–	(225,363)

Cash flows from financing activities:
Proceeds from the issuance of common stock	–	341,001
Proceeds from the issuance of preferred stock	–	156,900
Payments on notes payable-related party	–	(319,883)
Proceeds from note payable-related party	–	322,501
Net cash provided by financing activities	$–	$500,519

Effect of currency exchange rate on cash	–	(54,649)

Decrease in cash during the period	–	(79,424)

Cash, beginning of period	–	79,424

Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$–	$–
Taxes	$–	$–
Non-cash investing and financing activities
Beneficial Conversion Feature	$–	$198,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(Formerly Go Call, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Brightrock Gold Corporation) (the “Company”), was originally incorporated on March 1, 1994 as Omni Advantage, in the State of Louisiana. In 1998 the issuer changed its name from Omni Advantage Inc. to Go Call Inc. In October 2001 the Issuer changed its name from Go Call Inc. to Medical Institutional Services Corp. In December 2009, the Issuer changed its name from Medical Institutional Services Corp. to National Pharmaceuticals Corp. In July of 2012 the Issuer changed its name from National Pharmaceuticals Corp. to Ghana Gold Corp. In November 2013 the Company changed its name from Ghana Gold Corp to Brightrock Gold Corporation.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of September 30, 2001 the Company had shareholders’ equity of $0.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2001, the Company’s cash equivalents totaled $-0- respectively.

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

Recent Accounting Pronouncements

As of September 30, 2001, there are no recent accounting pronouncements that impact the Company’s operations

NOTE 3 – STOCKHOLDERS EQUITY/DEFICIT

As of September 30, 2001 the Company has authorized 100,000,000 shares of common stock. As of September 30, 2001, and September 30, 2000 respectively, there were 28,679,120 and 27,669,120 shares of Common Stock issued and outstanding and 47,700 and 10,000 Preferred shares issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2001, and September 30, 2000.

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events for the three and nine months ended September 30, 2001 for disclosure consideration. and determined that there were no reportable subsequent events to disclose.

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

As of September 30, 2001, the Company is a development stage company with no revenues, no assets, and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is considered a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

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

Results of Operations

The three months ended September 30, 2001 compared to the three months ended September 30, 2000

Revenue

For the three months ended September 30, 2001 and 2000, we had revenue of $0 and $-154,386, respectively.

Cost of Revenue

For the three months ended September 30, 2001 and 2000, cost of revenue was $0 and $8,336.

Officer Compensation

We incurred $0 and $0 of officer compensation for the three months ended September 30, 2001 and 2000, respectively.

General and administrative expenses

We had $0 of general and administrative expenses (“G&A”) for the three months ended September 30, 2001, compared to $215,870 for the three months September 30, 2000, a decrease of $215,870. The increase/decrease is primarily due to the Company having no operations as of September 30, 2001.

Professional fees

We incurred $0 of professional fees for the three months ended September 30, 2001, compared to $0 for the three months ended September 30, 2001, an increase/decrease of $0. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The Increase/decrease is primarily due to the Company having no operations as of September 30, 2001.

Other income (expense)

For the three months ending September 30, 2001, we had total other expense of $0, compared to total other expense of $268,930 for the three months ended September 30, 2000. In the current period we incurred $878 of interest expense.

Net loss

We incurred a net loss of $0 for the three months ended September 30, 2001, compared to $609,894 for the three months ended September 30, 2000. Our decrease in net loss is primarily due to the Company having no operations as of September 30, 2001.

The nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Revenue

For the nine months ended September 30, 2001 and 2000, we had revenue of $0 and $-14774, respectively.

Cost of Revenue

For the nine months ended September 30, 2001 and 2000, cost of revenue was $0 and $59,335.

General and administrative expenses

We had $0 of G&A expenses for the nine months ended September 30, 2001, compared to $1,132,921 for the nine months September 30, 2001, a decrease of $1,132,921. The decrease is primarily due to the Company having no operations as of September 30, 2001.

Officer Compensation

We incurred $0 and $0 of officer compensation for the nine months ended September 30, 2001 and 2000, respectively.

Professional fees

We incurred $0 of professional fees for the nine months ended September 30, 2001, compared to $0 for the nine months ended September 30, 2000, an increase/decrease of $0. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The increase/decrease is primarily due to the Company not having any operations as of September 30, 2001.

Other income (expense)

For the nine months ending September 30, 2001, we had total other expense of $0, compared to total other expense of $275,890 for the nine months ended September 30, 2000. In the current period we incurred $7,838 of interest expense.

Net loss

We incurred a net loss of $0 for the nine months ended September 30, 2001, compared to $1,540,805 for the nine months ended September 30, 2000. Our decrease in net loss is primarily due to the Company having no operations as of September 30, 2001

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2001, was $0 compared to $299,931 of cash used in operating activities for the nine months ended September 30, 2000.

Cash Flows from Financing

For the nine months ended September 30, 2001, we netted $0 from financing activities.

Going Concern

As of September 30, 2001, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2001.

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

