Form 10-K
period 2001-12-31
BrightRock Gold Corp
filed 2025-03-10
CIK 1059689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

As of December 31, 2001, there were 28,679,120 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

EXPLANATORY NOTE

Go Call Inc. (the “Company”) has not been able to have an independent registered public accountant audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2001. As described herein, on September 30, 2000, the Company ceased filing their reporting obligations and the Company then ceased operations on December 31, 2000. As a result, accounting records for the Company for the fiscal years ended December 31, 2000 and December 31, 2001, are not available and could not be audited. This report is therefore deficient because the annual financial statements contained in this report for the fiscal year ended December 31, 2001, have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.

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

On May 31, 2001, new management filed a Certificate of Revival with the State of Delaware to bring the Company into Good Standing and subsequently redomiciled the Company in the State of Nevada on September 5, 2006.

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

The substantial indebtedness of Country Star had not been disclosed when the information was requested during the investigation before the purchase. Upon discovering the true indebtedness by taking over the operations of Country Star, the Company, pursuant to a Repurchase Agreement, dated August 5, 1999, redeemed the 4,552,751 shares of its Common Stock for a cash payment of $728,440. The value of $728,440 or 16 cents per share was the payment negotiated between two non-arm’s length parties. The three principal shareholders who originally sold the stock to the Company offered the price of $728,440 and the Company agreed. The Company paid the agreed amount and certificate number 3100/2 for 4,552,751 shares of the Company common stock was returned to the transfer agent, Interwest Transfer Company, and cancelled. As of August 19, 1999, Country Star and the Company agreed to terminate plans to merge the two companies, and the Company has announced its intention to dispose of its interest in Country Star. On December 23, 1999, the Company sold their 92% interest in Country Star Restaurants to Star Liquidation Company LLC, and received in return a note of $728,000, bearing interest at the rate of 5% per annum due in full in December 2001.

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

Business as of December 31, 2001

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

Holders

As of December 31, 2001, there were 28,679,120 shares of common stock issued and outstanding, which were held by approximately 46 stockholders of record.

As of December 31, 2001, there were 46,700 shares of Series A Preferred stock issued and outstanding, which were held by approximately 6 stockholders of record.

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

Liquidity

As of December 31, 2001, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

As of December 31, 2001, the Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of acquisition for an unlimited period of time will be paid from additional money contributed by our board of directors, or an affiliated party.

Off-Balance Sheet Arrangements

As of December 31, 2001, and 2000 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2001, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2001, and December 31, 2000, are included elsewhere in this Form 10K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2001 the Company had shareholders’ equity of $0.

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

Item 8 Financial Statements

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash	$–	$–
Total Current Assets	–	–
Other Assets
Fixed Assets-at cost, net	–	–
Notes Receivable	–	–
Investment in Global Indexus	–	–
Total other assets	–	–
Total assets	$–	$–
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts Payable and Accrued Liabilities	$–	$–
Total liabilities	–	–

Stockholders’ deficit:
Preferred stock; authorized 2,000,000; 46,700 shares at $0.001 par value as of December 31, 2000 and 46,700 as of December 31, 2001	47	47
Common stock; authorized 100,000,000; 28,679,120 shares at $0.001 par value as of December 31, 2000 and December 31, 2001	28,679	28,679
Additional Paid in Capital	9,901,931	9,901,931
Fair value of options	236,548	236,548
Common stock to be issued-from subscriptions	(356,681)	(356,681)
Accumulated Deficit	(9,810,524)	(9,810,524)
Total stockholders’ deficit	–	–

Total liabilities and stockholders’ equity	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenue
Wagering revenue, net of payouts	$–	$(14,774)
Gross revenues	–	(14,774)

Cost to produce revenues	–	(59,335)
Gross profit/loss	–	(74,109)

Operating Expenses:
General and administrative	–	1,389,890
Depreciation	–	57,885
Total Operating Expenses	–	1,447,775

Loss from Operations	–	(1,447,775)

Other Income (Expense)
Loss on extinguishment of current assets	–	(175,263)
Loss on extinguishment of property and equipment	–	(227,962)
Loss on extinguishment of Other assets	–	(3,278,632)
Gain on extinguishment of current liabilities	–	1,541,783
Loss in Sevada Holdings Limited	–	(69,152)
Preferred dividends	–	(198,900)
Bank charges and Interest Expense	–	(7,838)
Total other income (expense)	–	(2,415,964)

Net loss for the period	$–	$(3,937,848)

Net loss per share:
Basic and diluted	$–	$0.06

Weighted average number of shares outstanding:
Basic and diluted	28,679,120	28,679,120

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 1999	185,439	$186	22,741,909	$22,741	$8,851,468	$(5,872,676)	$2,884,298
Preferred Stock issued for cash	46,700	47	–	–	269,712	–	269,759
Common Stock issued for cash	–	–	2,805,117	2,805	450,792	–	453,597
Common Stock issued on conversion of Preferred stock	(185,439)	(186)	2,897,484	2,898	(2,712)	–	(2,712)
Options exercised for cash	–	–	–	–	1,100	–	1,100
Beneficial Conversion feature	–	–	–	–	198,900	–	198,900
Shares issued for Services	–	–	234,610	235	132,671	–	132,906
Net loss	–	–	–	–	–	(3,937,848)	(3,937,848)
Balance, December 31, 2000	46,700	$47	28,679,120	$28,679	$9,901,931	$(9,810,524)	$–
Net loss	–	–	–	–	–	–	–
Balance, December 31, 2001	46,700	$47	28,679,120	$28,679	$9,901,931	$(9,810,524)	$–

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash flow from operating activities:
Net loss	$–	$(3,937,848)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of current assets	–	175,263
Loss on extinguishment of property and equipment	–	227,962
Loss on extinguishment of Other assets	–	3,278,632
Gain on extinguishment of current liabilities	–	(1,541,783)
Loss in Sevada Holdings Limited	–	69,152
Shares for services	–	132,906
Options for services	–	65,000
Accumulated Depreciation	–	57,885
Changes in operating assets and liabilities:
Other assets	–	(33,353)
Deposit receivable	–	392,342
Other receivables	–	11,110
Accounts Payable	–	354,193
Player deposits	–	(7,261)
Net Cash (Used) in Operating activities	–	(556,900)

Cash flows from investing activities:
Capital Expenditures	–	(104,501)
Advances to related parties	–	(2,500)
Advances to Global Indexus	–	(93,607)
Net cash used in investing activities	–	(200,608)

Cash flows from financing activities:
Proceeds from the issuance of common stock	–	453,597
Proceeds from the issuance of preferred stock	–	269,759
Payments on notes payable-related party	–	(319,883)
Proceeds from note payable-related party	–	322,501
Net cash provided by financing activities	–	725,974

Effect of currency exchange rate on cash	–	(47,890)
Decrease in cash during the period	–	(79,424)
Cash, beginning of period	–	79,424
Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$–	$–
Taxes	$–	$–
Non-cash investing and financing activities
Beneficial Conversion Feature	$–	$198,900

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(Formerly Go Call, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Brightrock Gold Corporation) (the “Company”), was originally incorporated on March 1, 1994 as Omni Advantage, in the State of Louisiana. In 1998 the issuer changed its name from Omni Advantage Inc. to Go Call Inc. In October 2001, the Issuer changed its name from Go Call Inc. to Medical Institutional Services Corp. In December 2009, the Issuer changed its name from Medical Institutional Services Corp. to National Pharmaceuticals Corp. In July of 2012 the Issuer changed its name from National Pharmaceuticals Corp. to Ghana Gold Corp. In November 2013 the Company changed its name from Ghana Gold Corp to Brightrock Gold Corporation.

To the best of our knowledge, the Company, under the name of Go Call, Inc. ceased filing their reporting obligations and ceased operations in December of 2000.

On May 31, 2001, new management filed a Certificate of Revival with the State of Delaware to bring the Company into Good Standing and subsequently redomiciled the Company in the State of Nevada on September 5, 2001.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of December 31, 2001 the Company had shareholders’ equity of $0.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2001 and December 31, 2000, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

As of December 31, 2001, there are no recent accounting pronouncements that impact the Company’s operations

NOTE 3 – STOCKHOLDERS EQUITY/DEFICIT

As of December 31, 2001 the Company has authorized 100,000,000 shares of common stock. As of December 31, 2001, and December 31, 2000 respectively, there were 28,679,120 shares of Common Stock issued and outstanding and 46,700 Preferred shares issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31 2001, and December 31, 2000.

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events for the year ended December 31, 2001 for disclosure consideration. and determined that there were no reportable subsequent events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2001. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2000 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2001, because there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Aarya Shahsavar P.Eng

Aarya Shahsavar holds a degree in Engineering from the University of Saskatchewan and is the co-founder and chief executive officer of Innocorps Research Corporation (Innocorps), and is presently leading development as the Chief Engineer for the Circular City consortium and winner of the Department of National Defense Innovation for Defense Excellence and Security's (IDEaS) Pop Up City Contest. The outcome of this, is to deploy a full-scale relocatable camp that offers comprehensive reductions in energy, water, and waste utility systems over the current Relocatable Temporary Camps (RTC) used by the Canadian Armed Forces.

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

Employment Agreements

We have no formal employment agreements with our Directors or officers.

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

Board and Committee Meetings

Our Board of Directors currently consists of three members. The Board of Directors held no formal meetings during the year ended December 31, 2001. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2001, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

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

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2001 and 2000. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives during the fiscal year ended December 31, 2000.

Compensation of Directors

During the year ended December 31, 2001, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2001 and 2000, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The board of directors conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Our board of directors, has authority and discretion to determine their own compensation for serving as the Company’s President and Chief Executive Officer.

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

Name and address of Beneficial Owner	Preferred Stock	Common Stock	Beneficial ownership	Percentage of Class
Mahmood (Mac) J. Shahsavar 6615, #428 Grand Avenue Gurnee, Illinois 60031	0	0	0	0%
Linda MacDonald 6615, #428 Grand Avenue Gurnee, Illinois 60031	0	0	0	0%
Aarya Shahsavar 6615, #428 Grand Avenue Gurnee, Illinois 60031	50,000	0	50,000	4.31% (1)
Officers and Directors as a Group	50,000	0	50,000	4.31% (1)

5% or Greater Shareholders
Shayla Investments LLC (1) (2) Mahmood (Mac) j. Shahsavar Principal 1765 Sargent Ave. Suite 100B, Winnipeg MB Canada	1,000,000	19,504,500	1,000,000	86.2% (1) 5.84% (2)
RedBeryl Mining Company 10403 Treaty Court, Spotsylnania VA. 22553	0	31,000,000	31,000,000	9.28% (2)
Open-I Investments Mahmood (Mac) j. Shahsavar Principal 123 BARRACK RD BELIZE CITY Belize		32,000,000	32,000,000	9.58% (2)
Floating Rock Entertainment Inc. Mahmood (Mac) j. Shahsavar Principal PO BOX 170 CHURCHILL BLDG FRONT ST GRAND TURK Turks and Caicos Islands		30,000,000	30,000,000	8.99% (2)
Guarda Investment Group Limited Mahmood (Mac) j. Shahsavar Principal RM 1202 CAPITAL CTR 5-19 JARDINES BAZAAR CAUSEWAY BAY Hong Kong		90,000,000	90,000,000	26.97% (2)
Janice Shahsavar 10 CASA RIO BAY SASKATOON, SK S7T 1B5 Canada		20,000,000	20,000,000	6.00% (2)

_________________

1)	(1) Percentages are calculated based on shares of the Company’s Preferred Stock issued and outstanding on February 19, 2025
2)	(2) Percentages are calculated based on shares of the Company’s Common Stock issued and outstanding on February 19, 2025

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended
	December 31, 2001	December 31, 2000
Audit Fees	$0		$0
Audit-Related Fees	0		0
Tax Fees	0		0
Total	$0	$	N/A

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

Dated: March 10, 2025	By:	/s/ Mahmood (Mac) J. Shahsavar Mahmood (Mac) J. Shahsavar, Chairman, Chief Executive Officer, Chief Financial Officer and Director
Dated: March 10, 2025	By:	/s/ Linda Macdonald
Linda MacDonald Secretary, Treasurer, and Director

Dated: March 10, 2025	By:	/s/ Aarya Shahsavar
Aarya Shahsavar Director

