Form 10-Q
period 2002-09-30
BrightRock Gold Corp
filed 2025-03-11
CIK 1059689

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of September, 30, 2002, there were 28,679,120 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BALANCE SHEETS

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash	$–	$–
Total Current Assets	–	–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	$–	$–
Total liabilities	–	–

Stockholders’ deficit:
Preferred stock; authorized 2,000,000; 46,700 shares at $0.001 par value as of December 31, 2001 and 46,700 as of September 30, 2002	47	47
Common stock; authorized 100,000,000; 28,679,120 shares at $0.001 par value as of December 31, 2001 and September 30, 2002	28,679	28,679
Additional Paid in Capital	9,901,931	9,901,931
Fair value of options	236,548	236,548
Common stock to be issued-from subscriptions	(356,681)	(356,681)
Accumulated Deficit	(9,810,524)	(9,810,524)
Total stockholders’ deficit	–	–

Total liabilities and stockholders’ equity	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenue
Wagering revenue, net of payouts	$–	$–	$–	$–
Gross revenues	–	–	–	–

Cost to produce revenues	–	–	–	–
Gross profit/loss	–	–	–	–

Operating Expenses:
General and administrative	–	–	–	–
Depreciation	–	–	–	–
Total Operating Expenses	–	–	–	–

Loss from Operations	–	–	–	–

Other Income (Expense)
Loss in Sevada Holdings Limited	–	–	–	–
Preferred dividends	–	–	–	–
Bank charges and Interest Expense	–	–	–	–
Total other income (expense)	–	–	–	–

Net loss for the period	$–	$–	$–	$–
Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding:
Basic and diluted	28,679,120	28,679,120	28,679,120	28,679,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2001	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2002	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–
Net loss	–	–	–	–	–	–	–
Balance, June 30, 2002	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–
Net loss	–	–	–	–	–	–	–
Balance, September 30, 2002	46,700	$47	28,679,120	$28,679	$9,901,931	$9,810,524	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Cash flow from operating activities:
Net loss	$–	$–
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:	–	–
Accounts Payable	–	–
Net Cash (Used) in Operating activities	–	–

Cash flows from financing activities:
Proceeds from the issuance of common stock	–	–
Proceeds from the issuance of preferred stock	–	–
Payments on notes payable-related party	–	–
Proceeds from note payable-related party	–	–
Net cash provided by financing activities	–	–

Effect of currency exchange rate on cash	–	–

Decrease in cash during the period	–	–

Cash, beginning of period	–	–

Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$–	$–
Taxes	$–	$–

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of September 30, 2002, the Company had shareholders’ equity of $0.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2002 and September 30, 2001, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Recent Accounting Pronouncements

As of September 30, 2002, there are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 – STOCKHOLDERS EQUITY/DEFICIT

As of September 30, 2002 the Company has authorized 100,000,000 shares of common stock. As of September 30, 2002 and September 30, 2001 respectively, there were 28,679,120 shares of Common Stock issued and outstanding and 46,700 Preferred shares issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2002, and September 30, 2001.

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events for the three and nine months ended September 30, 2002 for disclosure consideration. and determined that there were no reportable subsequent events to disclose.

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

Results of Operations

The three months ended September 30, 2002 compared to the three months ended September 30, 2001

Revenue

For the three months ended September 30, 2002 and 2001, we had revenue of $0 and $0, respectively.

Cost of Revenue

For the three months ended September 30, 2002 and 2001, cost of revenue was $0 and $0.

Officer Compensation

We incurred $0 and $0 of officer compensation for the three months ended September 30, 2002 and 2001, respectively.

General and administrative expenses

We had $0 of general and administrative expenses (“G&A”) for the three months ended September 30, 2002, compared to $0 for the three months September 30, 2001.

Professional fees

We incurred $0 of professional fees for the three months ended September 30, 2002, compared to $0 for the three months ended September 30, 2001. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the three months ending September 30, 2002, we had total other expense of $0, compared to total other expense of $0 for the three months ended September 30, 2001.

Net loss

We incurred a net loss of $0 for the three months ended September 30, 2002, compared to $0 for the three months ended September 30, 2001.

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2002, was $0 compared to $0 of cash used in operating activities for the nine months ended September 30, 2001.

Cash Flows from Financing

For the three months ended September 30, 2002, we netted $0 from financing activities.

Going Concern

As of September 30, 2002, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2002.

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

