Form 10-K
period 2002-12-31
BrightRock Gold Corp
filed 2025-03-11
CIK 1059689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

GO CALL, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of December 31, 2002, there were 28,679,120 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

EXPLANATORY NOTE

Go Call Inc. (the “Company”) has not been able to have an independent registered public accountant audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2002. As described herein, on September 30, 2000, the Company ceased filing their reporting obligations and the Company then ceased operations on December 31, 2000. As a result, accounting records for the Company for the fiscal year ended December 31, 2002, are not available and could not be audited. This report is therefore deficient because the annual financial statements contained in this report for the fiscal year ended December 31, 2002, have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.

ii

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to. f/k/a, Go Call Inc. unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

To the best of our knowledge, the Company ceased filing their reporting obligations and ceased operations in December of 2000.

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

Business as of December 31, 2002

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

Very Limited Liquidity of our Common Stock

As of December 31, 2002, our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

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

Competition

Major competitors' objectives and strategies are to develop a market for their products on a national scale. While none has yet done so, it could happen. Competitive threats today come from other companies with more capital to invest in national advertising campaigns, not from any with a product better than the Company's.

Limited depth of management:

The Company has a quality management team. However, that team is limited in number. If one or more of the immediate management team was incapacitated, this could have a negative effect on the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information

The Company's common stock is listed on OTC Markets. The last reported sales price of our common stock on the OTC Markets on March 11, 2025, was $0.08.

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

Holders

As of December 31, 2002, there were 28,679,120 shares of common stock issued and outstanding, which were held by approximately 46 stockholders of record.

As of December 31,2002, there were 46,700 shares of Series A Preferred stock issued and outstanding, which were held by approximately 6 stockholders of record.

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

Liquidity

As of December 31, 2002, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

As of December 31, 2002, the Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of acquisition for an unlimited period of time will be paid from additional money contributed by our board of directors, or an affiliated party.

Off-Balance Sheet Arrangements

As of December 31, 2002, and 2001, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2002, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2002, and December 31, 2001, are included elsewhere in this Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2002 the Company had shareholders’ equity of $0.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information.

Item 8 Financial Statements

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash	$–	$–
Total Current Assets	–	–
Other Assets
Fixed Assets-at cost, net	–	–
Notes Receivable	–	–
Investment in Global Indexus	–	–
Total other assets	–	–
Total assets	$–	$–
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts Payable and Accrued Liabilities	$–	$–
Total liabilities	–	–

Stockholders' deficit:
Preferred stock; authorized 2,000,000; 46,700 shares at $0.001 par value As of December 31, 2002 and 46,700 as of December 31, 2001	47	47
Common stock; authorized 100,000,000; 28,679,120 shares at $0.001 par value As of December 31, 2002 and December 31, 2001	28,679	28,679
Additional Paid in Capital	9,901,931	9,901,931
Fair value of options	236,548	236,548
Common stock to be issued-from subscriptions	(356,681)	(356,681)
Accumulated Deficit	(9,810,524)	(9,810,524)
Total stockholders' deficit	–	–

Total liabilities and stockholders' equity	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenue
Wagering revenue, net of payouts	$–	$–
Gross revenues	–	–
Cost to produce revenues	–	–
Gross profit/loss	–	–
Operating Expenses:
General and administrative	–	–
Depreciation	–	–
Total Operating Expenses	–	–
Loss from Operations	–	–

Other Income (Expense)
Loss on extinguishment of current assets	–	–
Loss on extinguishment of property and equipment	–	–
Loss on extinguishment of Other assets	–	–
Gain on extinguishment of current liabilities	–	–
Loss in Sevada Holdings Limited	–	–
Preferred dividends	–	–
Bank charges and Interest Expense	–	–
Total other income (expense)	–	–

Net loss for the period	$–	$–
Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	28,679,120	28,679,120

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 1999	185,439	$186	22,741,909	$22,741	$8,851,468	$(5,872,676)	$2,884,298
Preferred Stock issued for cash	46,700	47	–	–	269,712	–	269,759
Common Stock issued for cash	–	–	2,805,117	2,805	450,792		453,597
Common Stock issued on conversion of Preferred stock	(185,439)	(186)	2,897,484	2,898	(2,712)	–	(2,712)
Options exercised for cash	–	–	–	–	1,100	–	1,100
Beneficial Conversion feature	–	–	–	–	198,900	–	198,900
Shares issued for Services	–	–	234,610	235	132,671		132,906
Net loss	–	–	–	–	–	(3,937,848)	(3,937,848)
Balance, December 31, 2000	46,700	$47	28,679,120	$28,679	$9,901,931	$(9,810,524)	$–
Net loss	–	–	–	–	–	–	–
Balance, December 31, 2001	46,700	$47	28,679,120	$28,679	$9,901,931	$(9,810,524)	$–
Net loss	–	–	–	–	–	–	–
Balance, December 31, 2002	46,700	$47	28,679,120	$28,679	$9,901,931	$(9,810,524)	$–

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash flow from operating activities:
Net loss	$–	$–
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:	–	–
Accounts Payable	–	–
Net Cash (Used) in Operating activities	–	–

Cash flows from financing activities:
Proceeds from the issuance of common stock	–	–
Proceeds from the issuance of preferred stock	–	–
Payments on notes payable-related party	–	–
Proceeds from note payable-related party	–	–
Net cash provided by financing activities	–	–

Decrease in cash during the period	–	–

Cash, beginning of period	–	–

Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities
Beneficial Conversion Feature	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

BRIGHTROCK GOLD CORPORATION

(FORMERLY GO CALL, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Brightrock Gold Corporation) (the "Company"), was originally incorporated on March 1, 1994 as Omni Advantage, in the State of Louisiana. In 1998 the issuer changed its name from Omni Advantage Inc. to Go Call Inc. In October 2002 the Issuer changed its name from Go Call Inc. to Medical Institutional Services Corp. In December 2009, the Issuer changed its name from Medical Institutional Services Corp. to National Pharmaceuticals Corp. In July of 2012 the Issuer changed its name from National Pharmaceuticals Corp. to Ghana Gold Corp. In November 2013 the Company changed its name from Ghana Gold Corp to Brightrock Gold Corporation.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of December 31, 2002, the Company had shareholders’ equity of $0.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2002 and December 31, 2001, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Recent Accounting Pronouncements

As of December 31, 2002, there are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 –STOCKHOLDERS EQUITY/DEFICIT

As of December 31, 2002 the Company has authorized 100,000,000 shares of common stock. As of December 31, 2002, and December 31, 2001 respectively, there were 28,679,120 shares of Common Stock issued and outstanding and 46,700 Preferred shares issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31 2002, and December 31, 2001.

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events for the year ended December 31, 2002 for disclosure consideration. and determined that there were no reportable subsequent events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2002. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2002 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2002, because there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Name Position Held with the Company Age Date First Elected or Appointed

Mahmood (Mac) J. Shahsavar Chairman, CEO, Director, 68, May 10, 2013

Linda MacDonald Secretary, Treasurer, Director, 65, May 10, 2013

Aarya Shahsavar Director, 31, July 24, 2023

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mahmood (Mac) J. Shahsavar P. Eng.

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

Aarya's plan for Innocorps and Circular City is to use this experience and the relevant dual-use technologies that have been developed to meet the ESG requirements for mining companies, especially for remote mine exploration camps, to help minimize the potential environmental effects of new mines that will need to be built to drive the next phase of the sustainable energy transition. With his background in Engineering Physics, seven granted patents, and three more patents pending, he brings a first-principles approach to tackling problems.

All directors within the past five years have not, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Employment Agreements

We have no formal employment agreements with, Directors or officers.

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

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

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

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

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

Board and Committee Meetings

Our Board of Directors currently consists of three members. The Board of Directors held no formal meetings during the year ended December 31, 2002. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2002, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

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

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2002 and 2001. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2002.

Compensation of Directors

During the year ended December 31, 2002, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2002 and 2001, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Our board of directors, has authority and discretion to determine their own compensation for serving on the Company’s board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 11, 2025, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on December 31, 2002. As of March 11, 2025, there were 333,698,000 shares of our Company’s Common Stock issued and outstanding and 1,160,500 of Our Company’s Preferred Stock Outstanding.

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

(1) Percentages are calculated based on shares of the Company’s Preferred Stock issued and outstanding on March 11, 2025.
(2) Percentages are calculated based on shares of the Company’s Common Stock issued and outstanding on March 11, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended
	December 31, 2002	December 31, 2001
Audit Fees	$0		$0
Audit-Related Fees	0		0
Tax Fees	0		0
Total	$0	$	N/A

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

* Filed herewith.

(Signatures on Following Page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRIGHTROCK GOLD CORPORATION

(F/K/A GO CALL INC.)

(Registrant)

Dated: March 11, 2025	By:	Mahmood (Mac) J. Shahsavar Mahmood (Mac) J. Shahsavar, Chairman, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 11, 2025	By:	/s/ Mahmood (Mac) J. Shahsavar Mahmood (Mac) J. Shahsavar, Chairman, Chief Executive Officer, Chief Financial Officer and Director

Dated: March 11, 2025	By:	/s/ Linda Macdonald
Linda MacDonald Secretary, Treasurer, and Director

Dated: March 11, 2025	By:	/s/ Aarya Shahsavar
Aarya Shahsavar Director

